Form 10-Q
period 2008-09-30
Canistel Acquisition CORP
filed 2008-11-14
CIK 1435615

`	                 SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2008

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


         Class                                 Outstanding at
                                            September 30, 2008

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION

                CANISTEL ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED BALANCE SHEET
                    AS OF September 30, 2008
                           (Unaudited)
                      -----------------------
                             ASSETS
                             ------

                                                 As of        As of
                                                Sept.30,     Dec.31
                                                 2008         2007

   Cash                                          $  500       $    500
                                                 ------       --------
   TOTAL ASSETS                                  $  500       $    500
                                                 ------       --------



        LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
        ------------------------------------------------


   LIABILITIES

   TOTAL LIABILITIES                             $  --         $    --
                                                 ------        --------

   STOCKHOLDER'S EQUITY (DEFICIENCY)

   Preferred Stock, $.0001 par value,
    20,000,000 shares authorized,
    none issued and outstanding                      -            -

   Common Stock, $.0001 par value,
    100,000,000 shares authorized,
    1,000,000 issued and outstanding                 100            100

   Additional paid-in capital                      1,050          1,050

   Deficit accumulated during
       development stage                            (650)          (650)
                                                 --------        -------
    Total Stockholder's Equity                       500            500
       (Deficiency)
                                                 --------        -------
   TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                        $   500         $  500
     (DEFICIENCY)
                                                 ========        =======


       See accompanying notes to condensed financial statements
                                    2

                     CANISTEL ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)
                       -----------------------

	            	For the  	For the		For the	    For the    	Sept 13,
        	     	3-Months	3-Months	9-Months    9-Months   	2006
             		Ended		Ended   	Ended	    Ended	(Inception)
             		Sept 30, 	Sept 30,	Sept 30,    Sept 30, 	to Sept 30,
             		2008            2007        	2008	    2007	2008

Income       		$  -        	$  -       	$  -	    $   -	$  -


Expenses
 Organization
    expense        	    -		   -	       	   -		-	   650
                       ------- 		-------  	------	    -------	-------

   Total expenses           -              -       	   -		-	   650
                       ------- 		-------  	------	    -------	-------

NET LOSS                    -              -       	   -	        -	  (650)
=========              =======          =======		======	    ========	=======

Basic and diluted--
loss per share         $   -             $ -            $  -        $   -
                       ========         ========        =======     ========

Weighted average
number of shares
outstanding;
basic and diluted      1,000,000	1,000,000       1,000,000   1,000,000
                       =========	=========       =========   =========


                See accompanying notes to condensed financial statements

                       CANISTEL ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY)
              FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION)
                           THROUGH September 30, 2008
                                  (Unaudited)
                             --------------------

                                                                Deficit
                                                                Accumulated
                                                   Additional   During
                            Common Stock Issued    Paid-In      Development
                            Shares      Amount     Capital      Stage        Total
-----------                 ------        -----    ------       --------     --------
BALANCE, SEPTEMBER 13,2006
  (Date of Inception)
Common Stock Issuance       1,000,000    $ 100      $  400       $  -        $  500

Fair value of expense 								535
 contributed

Net Loss                       -           -           535         (535)       (535)

-----------                 ---------     -----     ------      -------      --------
Balance as of
 December 31, 2006          1,000,000      100         935         (535)        500

Fair Value of expense
  contributed                                          115                      115

Net Loss                       					   (115)       (115)
-----------                ---------      -----      ------      -------      -------

BALANCE AS OF
 December 31, 2007         1,000,000        100       1,050        (650)        500

-----------                ---------      -----      ------      -------      -------
Net Loss                      -             -           -            -           -
-----------                ---------      -----      ------      -------      -------

BALANCE AS OF
 Sept 30, 2008              1,000,000      $ 100      $1,050      $ (650)      $ 500
============               ==========     =======    =======     ========     =======


                See accompanying notes to condensed financial statements
                                                     4

                           CANISTEL ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                              ------------------------

                               For the Nine       For the Nine       September 13, 2006
                               Months Ended       Months Ended        (Inception) to
                               Sept 30, 2008      Sept 30, 2007       Sept 30, 2008
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
===============                 ========           =======              ========

             See accompanying notes to condensed financial statements

                   CANISTEL ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                      AS OF Septemtber 30, 2008
                           (Unaudited)
                  --------------------------------

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Canistel Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on September 13, 2006 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2008, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

(B) Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2008, and the period September 13, 2006 (inception) through September 30, 2008, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Regulation S-K.

Certain information and footnote disclosures normally included in the Company's annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

(E)  Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.
There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the periods ended September 30, 2008.

                   CANISTEL ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                      AS OF September 30, 2008
                           (Unaudited)
                   --------------------------------

(F) Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the period ended September 30, 2008.

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

                   CANISTEL ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                       AS OF September 30, 2008
                             (Unaudited)
                    --------------------------------

NOTE 2    STOCKHOLDER'S EQUITY

(A) Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 500,000 shares of its common stock to Tiber Creek Corporation and 500,000 shares to IRAA Fin Serv pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate consideration of $500.

(C) Additional Paid-In Capital

Additional paid-in capital as of September 30, 2008 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 3).

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

Dated:   November 14, 2008


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE                DATE

   /s/ James M. Cassidy             Director         November 14, 2008