Form 10-K
period 2008-12-31
Canistel Acquisition CORP
filed 2009-03-31
CIK 1435615

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


             For the fiscal year ended December 31, 2008


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


Issuer's Telephone Number:     202/387-5400

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.0001 par value per share

Indicate by check mark if the rgistrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
						[  ] Yes   [ X ] No

Inidcate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

						[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
						[ X ] Yes   [  ] No


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
large accelerated

Large Accelerated filer  [  ]       Accelerated filer         [   ]
Non-accelerated filer    [  ]       Smaller reporting company [ X ]
  (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company
   (as defined in Rule 12b-2 of the Exchange Act).
						[ X ] Yes   [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                  Outstanding at
                                          September 30, 2008

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None


                               PART I

Item 1.  Description of Business


      Canistel Acquisition Corporation (the "Company") was incorporated on September 13, 2006 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. the Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement pursuant to the Securities Exchange Act of 1934 on Form 10.

     The company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will likely take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or
Section 368 of the Internal Revenue Code of 1986, as amended.


	The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. Management believes that there may be other companies similarly situated and that the Company may encounter competition in locating and acquiring an business entity.

     The Company has no employees and one person who serves as both the Company's president and director.

     The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.


Item 2.  Properties

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes a business combination.


Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is currently no public market for the Company's securities.

     Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

     At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

     The OTC Bulletin Board is a dealer-driven quotation service.
Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

     In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

     Since inception, the Company has sold securities which were not registered as follows:

                                            NUMBER OF
DATE                     NAME               SHARES       CONSIDERATION

September 13, 2006	Tiber Creek 	  500,000           $  250
			Corporation (1)

September 13, 2006  	IRAA Fin Serv	  500,000	       250


(1) James M. Cassidy, the president and sole director of the Company, is the sole shareholder, officer and director of Tiber Creek Corporation, a Delaware corporation, and Mr. Cassidy may be deemed to be the beneficial owner of the shares of common stock owned by Tiber Creek Corporation.


Item 6.  Selected Financial Data.

	There is no selected financial data required to be filed for a smaller reporting company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

   The purpose of the Company is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

   The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

   The most likely target companies are those seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

   Tiber Creek Corporation will supervise the search for target companies as potential candidates for a business combination. Tiber Creek Corporation will pay all expenses of the Company until such time as a business combination is effected, without repayment. James M. Cassidy, who is the sole officer and director of the Company, is the sole officer and director and sole shareholder of Tiber Creek Corporation.

    In analyzing prospective business opportunities, the Company may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

   The Company will not restrict its search for any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

   In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the officer and director of the Company will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

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

   While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

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

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek a business combination with any entity in which the Company's officer, director, shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

      Year-End 2007 Compared to Year-End 2008.

      The Company has received no income, has had no operations nor expenses, other than accounting fees as required for the preparation of the Company's financial statements.


Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2008 and 2007 are attached to this filing.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


Item 9A.   Controls and Procedures

       Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

	The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's sole officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

	Weinberg & Company, our independent registered public accounting firm, has not issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

	There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                Age       Positions and Offices Held
     -----------------    -----------
     James M. Cassidy      73       President, Secretary, Director

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

     James Michael Cassidy, Esq., LL.B., LL.M., received a Bachelor of Science in Languages and Linguistics from Georgetown University in 1960, a Bachelor of Laws from The Catholic University School of Law in 1963, and a Master of Laws in Taxation from The Georgetown University School of Law in 1968. From 1963-1964, Mr. Cassidy was law clerk to the Honorable Inzer B. Wyatt of the United States District Court for the Southern District of New York. From 1964-1965, Mr. Cassidy was law clerk to the Honorable Wilbur K. Miller of the United States Court of Appeals for the District of Columbia. From 1969-1975, Mr. Cassidy was an associate of the law firm of Kieffer & Moroney and a principal in the law firm of Kieffer & Cassidy, Washington, D.C. From 1975 to date, Mr. Cassidy has been a principal in the law firm of Cassidy & Associates, Washington, D.C. and its predecessors, specializing in securities law and related corporate and federal taxation matters. Mr. Cassidy is a member of the bars of the District of Columbia and the State of New York and is admitted to practice before the United States Tax Court and the United States Supreme Court.

Other Similar Companies

     James M. Cassidy, the president of the Company, has been and is currently involved with companies similar to this one. The initial business purpose of each of these companies was or is to engage in a business combination with an unidentified company or companies.

Conflicts of Interest

     A conflict may arise in the event that a similar company with which Mr. Cassidy is affiliated also actively seeks a target company. It is anticipated that target companies will be located for the Company and other similar companies in chronological order of the date of formation of such companies or, in the case of companies formed on the same date, alphabetically. However, other companies may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred similar company regardless of date of formation.

     Mr. Cassidy is the principal of Cassidy & Associates, a law firm located in Washington, D.C. As such, demands may be placed on the time of Mr. Cassidy which would detract from the amount of time he is able to devote to the Company. Mr. Cassidy intends to devote as much time to the activities of the Company as required.
However, should such a conflict arise, there is no assurance that Mr. Cassidy would not attend to other matters prior to those of the Company.

   Mr. Cassidy is the president, director and sole shareholder of Tiber Creek Corporation, which is a shareholder of the Company. At the time of a business combination, some or all of the shares of common stock owned by Tiber Creek Corporation may be purchased by the target company or retired by the Company. The amount of common stock which may be sold or continued to be owned by Tiber Creek Corporation cannot be determined at this time.

   The terms of a business combination may provide for a payment by cash or otherwise to Tiber Creek Corporation for the purchase or retirement of all or part of the common stock of the Company owned by it by a target company or for services rendered by Tiber Creek Corporation incident to or following a business combination.
Mr. Cassidy would directly benefit from such employment or payment. Such benefits may influence Mr. Cassidy's choice of a target company.

   The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company or any affiliates or associates have any interest, direct or indirect.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

	Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has one person who is the sole shareholder and serves as the sole director and officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same person and only that person to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. Finally the sole officer and director of the Company is an attorney at law and subject to the ethical code established by the bars in which he is also a member. At the time the Company enters into a business combination or other corporate transaction, the current officer and director will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

	Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of one shareholder who serves as the sole corporate director and officer. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there is only one shareholder of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.


Item 11.  Executive Compensation

     The Company's officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. The officer and director is not accruing any compensation pursuant to any agreement with the Company. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company and as a principal of Pierce Mill Associates, Inc. and Rock Creek Capital Corporation.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockkholder Matters

     The following table sets forth, as of December 31, 2008, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial   Percent of
of Beneficial Owner           Ownership              Outstanding Stock

-------------------     --------------------       -------------------
James M. Cassidy (1)                 500,000              50%
1504 R Street, N.W.
Washington, D.C. 20009

James K. McKillop (2)                500,000              50%
9454 Wilshire Boulevard
Beverly Hills, California 90212

All Executive Officers and           500,000              50%
Directors as a Group (1 Person)

   (1) As the sole shareholder, officer and director of Tiber Creek Corporation, a Delaware corporation, Mr. Cassidy is deemed to be the beneficial owner of the 500,000 shares of common stock of the Company owned by Tiber Creek Corporation.

   (2) As the sole principal of IRAA Fin Serv, an unincorporated California business entity, Mr. McKillop is deemed to be the beneficial owner of the 500,000 shares of the Company owned by IRAA Fin Serv.


Item 14.  Certain Relationships and Related Transactions and
	  Director Independence

     The Company has one director who is also the president and beneficial shareholder and is not considered an independent director.

     On September 13, 2006, the Company issued a total of 500,000 shares of common stock to the following entity for a total of $250 in cash:

                                 NUMBER OF           TOTAL
NAME                             SHARES              CONSIDERATION
------------

Tiber Creek Corporation		500,000			$250

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director or shareholder or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed.


Item 13.  Principal Accounting Fees and Services.


	The Company has no activities, no income and no expenses. The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.


Audit Fees

        The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

                         December 31, 2008      December 31, 2007
	                 -----------------      -----------------
                            $ 2,000  	             $ ---
                            =======                  ======
Audit-Related Fees

          There were no audit related services for the years ended 2008 and 2007.


Tax Fees

         The Company incurred $0 for tax related services provided by Weinberg & Company for the years ended December 2008 and 2007.

All Other Fees

   The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2008 and 2007.


	The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.



                        PART IV


Item 15.  Exhibits, Financial Statement Schedules

	There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10-SB are incorporated herein by reference.




 	          CANISTEL ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS
                  AS OF DECEMBER 31, 2008 AND 2007

                     CANISTEL ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)



CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008
                AND 2007 AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION)
                THROUGH DECEMBER 31, 2008

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD
                FROM SEPTEMBER 13, 2006 (INCEPTION) THROUGH DECEMBER 31, 2008

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008
                AND 2007 AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION)
                THROUGH DECEMBER 31, 2008

PAGES	6 - 9	NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2008



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Canistel Acquisition Corporation

We have audited the accompanying balance sheets of Canistel Acquisition Corporation (a development stage company) (the "Company") as of December 31, 2008 and 2007 the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2008 and 2007 and for the period September 13, 2006 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December
31, 2008 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canistel Acquisition Corporation as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008 and 2007 and for the period from September 13, 2006 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.



Weinberg & Company, P.A.

Boca Raton, Florida
March 30, 2009

              CANISTEL ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                AS OF DECEMBER 31, 2008 AND 2007
               ---------------------------------
                         ASSETS
                         ------

                                      2008               2007
                                      -----             -----

Cash                                  $ 500             $ 500
                                      ------            -----
TOTAL ASSETS                          $ 500             $ 500
                                      ======            =====



            LIABILITIES AND STOCKHOLDER'S EQUITY
           ------------------------------------


LIABILITIES                          $ 2,000            $  -
                                      ------            -----
STOCKHOLDER'S EQUITY

Preferred stock, $.0001 par value,
 20,000,000 shares authorized,
 none issued and outstanding              -                -
Common stock, $.0001 par value,
 100,000,000 shares authorized,
 1,000,000 issued and outstanding        100              100
Additional paid-in capital             1,050            1,050
Deficit accumulated during
    development stage                 (2,650)            (650)
                                      --------          -------
 Total Stockholders' Equity
     (dEFICIENCY)                     (1,500)             500
                                      --------          -------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                 $ 500            $ 500
                                      =======           ======



             See accompanying notes to financial statements
                                    2

                     CANISTEL ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS
                         -----------------------

                                                      For the Period
                                                          From
                      For the Year   For the Year   September 13, 2006
                         Ended          Ended       (Inception) through
                      December 31,   December 31,       December 31,
                          2008          2007               2008
                      -----------    ------------     --------------

Income                $      -        $   -            $     -

Expenses
 Organization expense        -            115               650
 Professional Fees        2,000	          -	          2,000
                      ----------      ---------        ---------

Total expenses            2,000           115             2,000
                      ----------      ---------         ---------

NET LOSS              $  (2,000)      $  (115)          $(2,650)
==========            ==========      =========        ==========

Basic and diluted--   $     -       $      -
loss per share        ==========      ==========

Weighted average
number of shares
outstanding,basic
and diluted            1,000,000      1,000,000
                       ==========     ==========



               See accompanying notes to financial statements


                       CANISTEL ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
             FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION)
                         THROUGH DECEMBER 31, 2008
                           --------------------

                                                          Deficit
                                                         Accumulated
                                             Additional    During
                        Common Stock Issued    Paid-In   Development
                          Shares     Amount    Capital      Stage      Total
                         -------     ------    -------   ----------   -------
BALANCE, SEPTEMBER 13,
 2006 (Date of Inception)
Common stock issuance    1,000,000    $ 100     $  400     $  -      $     500

Fair value of expenses
  contributed                                      535     	           535
Net loss                                                       (535)      (535)

                          ---------   ------     ------      -------    --------
BALANCE AS OF
  DECEMBER 31, 2006      1,000,000    $ 100     $  935     $   (535)    $   500
===================      =========    =====     =======     ========    ========

BALANCE, DECEMBER 31,
 2006

Fair value of expenses
  contributed                                      115     	          -
Net loss                                                       (115)
                          ---------   ------     ------      -------    --------
BALANCE AS OF
  DECEMBER 31, 2007      1,000,000    $ 100    $ 1,050      $  (650)    $   500
===================      =========    =====    ========     ========    ========

Net loss                                                     (2,000)     (2,000)
                          ---------   ------     ------      -------    --------
BALANCE AS OF
  DECEMBER 31, 2008      1,000,000    $ 100    $ 1,050      $(2,650)    $(1,500)
===================      =========    =====    ========     ========    ========



               See accompanying notes to financial statements
                                       4

                           CANISTEL ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                               ------------------------

                                                                For The Period
                                                                      From
                                    For the Year  For the Year  September 13, 2006
                                       Ended         Ended        (Inception)
                                    December 31,   December 31,     through
                                       2008          2007       December 31 2008
                                    -----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                             $ (2,000)        $ (115)        $ (2,650)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses                                     115              650

Increase in liabilities
  Liabilities                           2,000             -             2,000
                                       -------         -------        --------

Net Cash Used In Operating Activities     -               -                -
                                       -------         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES      -               -                -
                                       -------         -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock   -               -               500
                                       -------         -------         --------
 Net Cash Provided By Financing
    Activities                            -               -               500
                                       -------         -------          -------
INCREASE IN CASH AND CASH EQUIVALENTS     -               -               500

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                              500            500                -
                                       -------          -------          -------

CASH AND CASH EQUIVALENTS -
   END OF PERIOD                      $   500          $ 500             $ 500
=========================             ========         =======           =======


                    See accompanying notes to financial statements

                    CANISTEL ACQUISITION CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                         AS OF DECEMBER 31, 2008
                         ------------------------


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------  ------------------------------------------

  (A) Organization and Business Operations
  --- ------------------------------------

Canistel Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on September 13, 2006, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2008, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

(B) Use of Estimates
--- ----------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents
--- -------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(D) Taxes
--- -----

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2008 and 2007.

                   CANISTEL ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2008
                        ------------------------

(E) Earnings Per Share
--- ------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for 2008 and 2007.

(F) Recent Accounting Pronouncements
--- --------------------------------

In February 2008,  the FASB issued FASB Staff  Position  ("FSP") No.
157-2, "Effective Date of FASB Statement No. 157" which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer adoption of SFAS
157 for such non-financial assets and liabilities. The Company does not currently anticipate that full adoption in 2009 to have a material impact on its results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159. The Fair Value
Option of Financial Assets and Financial Liabilities ("SFAS No. 159").
SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS
159 is effective for all entities as of the beginning of a reporting entity's first fiscal year that begins after November 15, 2007 (with earlier application permitted under certain circumstances). The Company does not expect that the adoption of SFAS No. 159 for financial assets and financial liabilities to have a material impact on its results of operations, financial position, or cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business
Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect that the adoption of SFAS 141R or SFAS No. 160 to have a material impact on its results of operations, financial position, or cash flows.

                   CANISTEL ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2008
                       ------------------------

In March 2008, the FASB issued FASB Statement No. 161,
"Disclosures about Derivative Instruments and Hedging Activities".
The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its results of operations, financial position, or cash flows.

In May 2008, FASB issued SFAS No.162, "The Hierarchy of Generally Accepted Accounting Principles." The pronouncement mandates the
GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its results of operations, financial position, or cash flows.

Except for the aforementioned accounting standards, management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.


NOTE 2    STOCKHOLDERS' EQUITY
------    --------------------

(A) Preferred Stock
--- ---------------

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

(B) Common Stock
--- ------------

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 500,000 shares of its common stock to Tiber Creek Corporation, a Delaware corporation, and 500,000 shares of its common stock to IRAA Fin Serv, an unincorporated California business entity, pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate consideration of $500.

NOTE 3    RELATED PARTIES
------    ---------------

Legal counsel to the Company is a firm owned by the President of the Company who also owns 100% of the outstanding stock of Tiber Creek Corporation, a 50% shareholder. Tiber Creek Corporation will perform consulting services for the Company in the future. Additional paid-in capital as of December 31, 2008 includes $650 the fair value of organization and professional costs incurred by related parties on behalf of the Company.

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CANISTEL ACQUISITION CORPORATION


                              By:   /s/ James M. Cassidy
                                        James M. Cassidy, President

Dated:  March 30, 2009


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            March 30, 2009