Form 10-Q
period 2010-06-30
Canistel Acquisition CORP
filed 2010-08-12
CIK 1435615

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2010

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


     Class                                 Outstanding at
                                           July 31, 2010

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION



               CANISTEL ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)


                      CONTENTS


PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2010
		(UNAUDITED) AND	DECEMBER 31, 2009

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE
		AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND FOR
		THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) TO
		JUNE 30, 2010 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
		DEFICIT FOR THE PERIOD SEPTEMBER 13, 2006 (INCEPTION)
		TO JUNE 30, 2010 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
		ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD
		FROM SEPTEMBER 13, 2006 (INCEPTION) TO JUNE 30, 2010
		(UNAUDITED)

PAGES	5 - 8	NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2010
		(UNAUDITED)

                CANISTEL ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED BALANCE SHEETS
            As of June 30, 2010 and December 31, 2009


                             ASSETS
                             ------


                                               June 30, 2010   December 31,
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
   -------------------------------------------    =========       ========


       See accompanying notes to condensed financial statements.
                                    1

                        CANISTEL ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
            For the three and six months ended June 30, 2010 and 2009
    and for the Period from September 13, 2006 (Inception) to June 30, 2010
                                   (Unaudited)

             	        For the  	For the	      For the	  For the    For the Period
        	     	3-Months	3-Months      6-Months    6-Months   from September
             		Ended		Ended         Ended	  Ended      13, 2006
             		June 30, 	June 30,      June 30,    June 30,   (Inception)
             		2010            2009          2010	  2009       to June 30,
									     2010

Income       		$  -        	$  -          $   -	    $   -	$  -
                       ------- 		-------         ------	    -------	-------

Expenses
 Organization
    expense        	    -		   -	       	   -		-	   650
 Professional Fees	    -		   -		   -		-	 4,667
                       ------- 		-------  	------	    -------	-------

   Total expenses           -              -       	   -		-	 5,317
                       ------- 		-------  	------	    -------	-------

NET LOSS                    -              -       	   -	        -	(5,317)
=========              =======          =======		======	    ========	=======

Basic and diluted--
loss per share         $   -             $ -		$  -	     $  -


Weighted average
number of shares
outstanding;
basic and diluted      1,000,000	1,000,000	1,000,000    1,000,000


                See accompanying notes to condensed financial statements
                                       2

                          CANISTEL ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
              CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
         For the Period From September 13, 2006 (Inception) to June 30, 2010
                                   (Unaudited)
                              --------------------

                                                                          Deficit
                                                                          Accumulated    Total
                                                             Additional   During       Stockholders'
                                      Common Stock Issued     Paid-In     Development    Equity
                                      Shares        Amount     Capital    Stage         (Deficit)
                                      ---------     ------    -------     --------     ----------
  BALANCE, SEPTEMBER 13,2006                 -      $   -     $    -       $    -       $     -
     (Date of Inception)
  Common Stock Issuance                1,000,000       100        400           -            500
  Fair value of expenses contributed                              535                        535
  Net Loss                                                                     (535)        (535)
                                       ----------    -------   --------   ----------    ---------
  BALANCE AS OF DECEMBER 31, 2006      1,000,000       100        935          (535)         500
                                       ----------    -------   --------     --------    ---------
  Fair Value of expenses contributed                              115                        115
  Net Loss                       					       (115)        (115)
                                       ----------    -------   --------     --------    ---------
  BALANCE AS OF DECEMBER 31, 2007      1,000,000       100      1,050          (650)         500
                                       ----------    -------   --------     --------    ---------
  Net Loss                       					     (2,000)      (2,000)
                                       ---------     ------    --------     --------    ---------
  BALANCE AS OF DECEMBER 31, 2008      1,000,000       100      1,050        (2,650)      (1,500)
                                       ----------    -------   --------     --------    ---------
  Fair Value of expense contributed                             1,667                      1,667
  Net Loss                       					     (2,667)      (2,667)
                                       ----------    -------   --------     --------    ---------
  BALANCE AS OF December 31, 2009      1,000,000       100      2,717        (5,317)      (2,500)
                                       ----------    -------   --------     --------    ---------
  Net Loss                       					        -             -
                                       ----------    -------   --------     --------     --------
  BALANCE AS OF June 30, 2010          1,000,000    $  100    $ 2,717       $(5,317)     $(2,500)
                                       ==========    =======   ========     ========     ========




                See accompanying notes to condensed financial statements
                                           3

                           CANISTEL ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2010 and 2009
        and for the Period from September 13, 2006 (Inception) to June 30, 2010
                                    (Unaudited)

                            ------------------------

                                                                             For the Period from
                                        For the Six        For the Six        September 13, 2006
                                        Months Ended       Months Ended       (Inception) to
                                       June 30, 2010      June 30, 2009       June 30, 2010
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
                                            ============      ===========         ============

             See accompanying notes to condensed financial statements

                       CANISTEL ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               June 30, 2010
                                 (Unaudited)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Canistel Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on September 13, 2006, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of June 30, 2010, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

(B)Interim Financial Statements

The accompanying unaudited condensed balance sheet of Canistel
Acquisition Corporation as of June 30, 2010, and the unaudited condensed statements of operations for the three and six months ended June 30, 2010 and 2009, and for the period from September 13, 2006 (Inception) to June 30, 2010, and the unaudited condensed statements of cash flows for the six months ended June 30, 2010 and 2009, and for the period from September 13, 2006 (Inception) to June 30, 2010 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet information as of December 31, 2009 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K. These condensed financial statements should be read in conjunction with the year-end audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on April 15, 2010.

The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                       CANISTEL ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               June 30, 2010
                                 (Unaudited)

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

(F) Continuing Financial Support

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has no operations and continues to incur on-going professional fees to maintain its current filings with the SEC. The Company has an accumulated deficit of $5,317 and a working capital deficit of $2,500 as of June 30, 2010.

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

                       CANISTEL ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               June 30, 2010
                                 (Unaudited)

(G) Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three and six months ended June 30, 2010 and 2009.

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

                       CANISTEL ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               June 30, 2010
                                 (Unaudited)


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

NOTE 3    RELATED PARTIES

Legal counsel to the Company is a firm owned by the President of the Company who also owns 100% of the outstanding stock of Tiber Creek Corporation, a 50% shareholder. Tiber Creek Corporation will perform consulting services for the Company in the future. Additional paid-in capital as of June 30, 2010 includes $2,317 of fair value of organization and professional costs incurred by related parties on behalf of the Company.

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

Dated:   August 12, 2010


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE                DATE

   /s/ James M. Cassidy             Director         August 12, 2010