Form 10-Q
period 2010-09-30
Canistel Acquisition CORP
filed 2010-11-10
CIK 1435615

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended Setpember 30, 2010

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


     Class                                 Outstanding at
                                           October 31, 2010

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION



              CANISTEL ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)


                      CONTENTS


PAGE	1	CONDENSED BALANCE SHEETS AS OF Setpember 30, 2010
		(UNAUDITED) AND	DECEMBER 31, 2009

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE
		AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND
		FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) TO
		SEPTEMBER 30, 2010 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
		DEFICIT FOR THE PERIOD SEPTEMBER 13, 2006 (INCEPTION)
		TO SEPTEMBER 30, 2010 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
		ENDED SEPTEMBER 30, 2010 AND 2009 AND FOR THE PERIOD
		FROM SEPTEMBER 13, 2006 (INCEPTION) TO SEPTEMBER 30, 2010
		(UNAUDITED)

PAGES	5 - 8	NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2010
		(UNAUDITED)

                CANISTEL ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED BALANCE SHEETS
         As of September 30, 2010 and December 31, 2009


                             ASSETS
                             ------


                                               Sept. 30, 2010   December 31,
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
   -------------------------------------------    =========       ========


       See accompanying notes to condensed financial statements.
                                    1


                        CANISTEL ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
               AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION)
                     THROUGH SEPTEMBER 30, 2010 (UNAUDITED)

	            	For the  	For the		For the	    For the    	For the Period
        	     	3-Months	3-Months	9-Months    9-Months   	from September
             		Ended		Ended   	Ended	    Ended	13, 2006
             		Sept. 30, 	Sept. 30,	Sept. 30,   Sept. 30, 	(Inception) to
             		2010            2009        	2010	    2009	Sept. 30, 2010

Income       		$  -        	$  -       	$  -	    $   -	$  -
                       ------- 		-------  	------	    -------	-------

Expenses
 Organization
    expense        	    -		   -	       	   -		-	   650
 Professional Fees	    -		   -		   -		-	 4,667
                       ------- 		-------  	------	    -------	-------

   Total expenses           -              -       	   -		-	 5,317
                       ------- 		-------  	------	    -------	-------

NET LOSS                    -              -       	   -	        -	(5,317)
=========              =======          =======		======	    ========	=======

Basic and diluted--
loss per share         $   -             $ -		$  -	     $  -


Weighted average
number of shares
outstanding;
basic and diluted      1,000,000	1,000,000	1,000,000    1,000,000


                See accompanying notes to condensed financial statements
                                       2

                          CANISTEL ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
              CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
         For the Period From September 13, 2006 (Inception) to Sept. 30, 2010
                                   (Unaudited)
                              --------------------

                                                                       Deficit
                                                                       Acccumulated   Total
                                                          Additional   During       Stockholders'
                                   Common Stock Issued     Paid-In     Development    Equity
                                   Shares        Amount     Capital    Stage         (Deficit)
                                   ---------     ------    -------     --------     ----------
BALANCE, SEPTEMBER 13,2006                 -      $   -     $    -       $    -       $     -
  (Date of Inception)
Common Stock Issuance                1,000,000       100        400           -            500
Fair value of expenses contributed                              535                        535
Net Loss                                                                     (535)        (535)
                                     ----------    -------   --------   ----------    ---------
BALANCE AS OF DECEMBER 31, 2006      1,000,000       100        935          (535)         500
                                     ----------    -------   --------     --------    ---------
Fair Value of expenses contributed                              115                        115
Net Loss                       					             (115)        (115)
                                     ----------    -------   --------     --------    ---------
BALANCE AS OF DECEMBER 31, 2007      1,000,000       100      1,050          (650)         500
                                     ----------    -------   --------     --------    ---------
Net Loss                       					     	   (2,000)      (2,000)
                                     ---------     ------    --------     --------    ---------
BALANCE AS OF DECEMBER 31, 2008      1,000,000       100      1,050        (2,650)      (1,500)
                                     ----------    -------   --------     --------    ---------
Fair Value of expense contributed                             1,667                      1,667
Net Loss                       				     	           (2,667)      (2,667)
                                     ----------    -------   --------     --------    ---------
BALANCE AS OF December 31, 2009      1,000,000       100      2,717        (5,317)      (2,500)
                                     ----------    -------   --------     --------    ---------
Net Loss                       					              -             -
                                     ----------    -------   --------     --------     --------
BALANCE AS OF Sept. 30,  2010        1,000,000    $  100    $ 2,717       $(5,317)    $ (2,500)
                                     ==========    =======   ========     ========     ========




                See accompanying notes to condensed financial statements
                                           3

                          CANISTEL ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOWS
                  For the Six Months Ended June 30, 2010 and 2009
        and for the Period from September 13, 2006 (Inception) to Sept. 30, 2010
                                    (Unaudited)

                            ------------------------

                                                                             For the Period from
                                        For the nine      For the nine        September 13, 2006
                                        Months Ended       Months Ended       (Inception) to
                                       Sept.30, 2010      Sept.30, 2009        Sept.30, 2010
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
                                            ============      ===========         ============

                 See accompanying notes to condensed financial statements

                  CANISTEL ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                        September 30, 2010
                           (Unaudited)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Canistel Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on September 13, 2006, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2010, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December
31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

(B)Interim Financial Statements

The accompanying unaudited condensed balance sheet of Canistel Acquisition Corporation as of September 30, 2010, and the unaudited condensed statements of operations for the three and nine months ended September 30, 2010 and 2009, and for the period from September 13, 2006 (Inception) to September 30, 2010, and the unaudited condensed statements of cash flows for the nine months ended September 30, 2010 and 2009, and for the period from September 13, 2006 (Inception) to September 30, 2010 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet information as of December 31, 2009 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K. These condensed financial statements should be read in conjunction with the year-end audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 2009, as filed with the Securities and Exchange
Commission on April 15, 2010.

The results of operations for the three and nine months ended
September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

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

                  CANISTEL ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                        September 30, 2010
                           (Unaudited)

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

                  CANISTEL ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                        September 30, 2010
                           (Unaudited)

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

                  CANISTEL ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                         September 30, 2010
                           (Unaudited)


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

NOTE 3    RELATED PARTIES

Legal counsel to the Company is a firm owned by the President of the Company who also owns 100% of the outstanding stock of Tiber Creek Corporation, a 50% shareholder. Tiber Creek Corporation will perform consulting services for the Company in the future. Additional paid-in capital as of September 30, 2010 includes $2,317 of fair value of organization and professional costs incurred by related parties on behalf of the Company.

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

     It is anticipated that any securities issued in any business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

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

   In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements". This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The Company does not expect the adoption of ASU 2010-06 to have a material impact on the Company's results of operations or financial condition.

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

Dated:   November 10, 2010


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE                DATE

   /s/ James M. Cassidy             Director         November 10, 2010