Form 10-K
period 2010-12-31
Opera Jet International Ltd
filed 2011-04-14
CIK 1435615

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


             For the fiscal year ended December 31, 2010


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                   Commission file number 0-53255


                   OPERA JET INTERNATIONAL LTD.

             (formerly Canistel Acquisition Corporation)
           (Exact name of registrant as specified in its charter)

            Delaware                            20-5572714
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                             Trencianska 56/A
                            821 09 Bratislava
                                 Slovakia
        (Address of principal executive offices)  (zip code)


Issuer's Telephone Number:     (011) 421 2 2090 2741

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

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                  Outstanding at
                                            December 31, 2010

Common Stock, par value $0.0001                 21,500,000

Documents incorporated by reference:            None


                               PART I

Item 1.  Business


   Opera Jet international Ltd., originally named Canistel Acquisition Corporation (the "Company") was incorporated on September 13, 2006 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

    On December 3, 2010, the Company effected a change in control by redeeming 500,000 of its 1,000,000 outstanding shares of common stock and issuing an additional 21,000,000 shares. In addition, the then president and sole director resigned and a new officer and director was appointed and elected. At that time the Company also changed its name from Canistel Acquisition Corporation to Opera Jet International Ltd. The Company filed a Form 8-K reporting the change in control.

   opera Jet International Ltd. intends to negotiate to enter an agreement for the acquisition and control of Opera Jet s.r.o., an operating aircraft charter operator company located in Slovakia. The Company's sole officer and director is a director and manager of Opera Jet s.r.o. Opera Jet s.r.o. currently charters business jets within Europe, Russia, North Africa and the middle East. It currently owns and operates a heavy jet but intends to focus on providing light jet transport services.

    At the time of this report, no agreements or contracts have been entered and the Company has not negotiated any arrangement for the acquisition of Opera Jet S.R.o.

     The company will attempt to negotiate an agreement with Opera
Jet s.r.o. If the Company is unable to come to negotiate a satisfactory agreement with Opera Jet s.r.o. then it may seek to negotiate a business combination with another target company.

    The company anticipates that any combination will likely take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.

    If the negotiations with Opera Jet S.R.o. do not succeed, then the Company will not restrict any alternate taget company search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

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

	The Company's documents filed with the Securities and Exchange Commission may be inspected at the Commission's principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E.,
Washington, D.C. 20002. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms.

	The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. The Company's filings may be located under the CIK number 0001435615.


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


Item 4.  (Removed and Reserved)

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   There is currently no public market for the Company's securities.

     The financial statements accompanying this report include a note raising doubt of the ability of the company to continue as a going concern without the addition of investment capital or effecting a business combination.

   The Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with opera Jet S.r.o., an operating aircraft charter operator company located in Slovakia. Opera Jet s.r.o. currently charters business jets within Europe, Russia, North Africa and the middle East. It currently owns and operates a heavy jet but intends to focus on providing light jet transport services. If that objective should not succeed, then the Company will mostly likely attempt to enter into a business combination with another target company.

   The Company would not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

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

      Year-End 2010 Compared to Year-End 2009.

      The Company has received no income, has had no operations nor expenses, other than accounting fees as required for the preparation of the Company's financial statements.


Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2010 and 2000 are attached to this filing.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     On November 14, 2010, the Company changed its accounting firm. The Company had no disagreements on any matter of accounting principle or practice, financial statement disclosure or audit scope or procedure with the former accountant. The company filed a Form 8-K reporting the change in accountants.

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

Management's Report of Internal Control over Financial Reporting

	The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's sole officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

	Anton & Chia our independent registered public accounting firm, has not issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

	The Company effected a change in control on December 4, 2010 resulting in the change of the sole officer and director. The new officer and director is now in charge of the Company's internal controls over financial reporting but has not made any changes during its fourth fiscal quarter that materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                Age       Positions and Offices Held
     -----------------    -----------
     Dr, Martin Hudec               President, Secretary, Director

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

     Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

	Dr. Martin Hudec. Dr. Hudec received his Master Degree in Financial Management in 2002 and Ph.D in Management in 2009 from the Comenius University in Bratislava, Slovakia. Dr. Hudec earned his pilot license in 1998 and has since been continuously involved in the aviation business. Dr. Hudec served as a director of several aviation companies, including East Air Company, s.r.o., Air
Carpatia s.r.o., and Opera Jet s.r.o. These companies had a wide range of activities such as flight training, military pilot training, aircraft maintenance, and private charter. Since 2009, Dr. Hudec has served as "accountable manager" of Opera Jet s.r.o., and is responsible for all its operations. To be approved as an accountable manager by the Civil Aviation Authority of Slovakia, Dr. Hudec had to fulfill various experiential, qualification and professional requirements. Since 2001, Dr. Hudec served as general manager of East-West Development Ltd. which built the largest residential project in Bratislava. In 2006, Dr. Hudec co-founded Opera a.s., a real estate development company and Opera Reform International, a real estate invesment fund in order to finance and construct real estate projects in Central and Eastern Europe.

Conflicts of Interest

   opera Jet International Ltd. intends to negotiate to enter an agreement for the acquisition and control of Opera Jet s.r.o., an operating aircraft charter operator company located in Slovakia. The Company's sole officer and director is a director and manager of Opera Jet s.r.o. Such relationship may make it impossible to obtain an arm's length negotiation or transaction. Opera Jet s.r.o. currently charters business jets within Europe, Russia, North Africa and the middle East. It currently owns and operates a heavy jet but intends to focus on providing light jet transport services.

    At the time of this report, no agreements or contracts have been entered and the Company has not negotiated any arrangement for the acquisition of Opera Jet S.R.o.

   James Cassidy is the former president and diretor of the Company and is a senior partner of the law firm which represents the Company. Mr. Cassidy may also be considered the beneficial owner of the 250,000 shares of the Company's common stock owned by Tiber Creek Corporation.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

	Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has one person who serves as the sole director and officer.
The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same person and only that person to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. The Company does not presently maintain an Internet website on which to post a code of ethics.

	Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of one director and officer. The Company has no activities, and receives no revenues.
At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. There is no established process by which shareholders of the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.


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


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockkholder Matters

     The following table sets forth, as of December 31, 2010, The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

     Since inception, the Company has issued shares of its common stock and its outstanding shareholding is as follows which table reflects each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and shares owned by management of the Company. Dr. Martin Hudec, the Company's sole officer and director does not own any shares of the Corporation.

                                            NUMBER OF     Percentage of
ISSUE DATE     NAME                       SHARES      outstanding stock

9/13/06		Tiber Creek Corporation	      250,000       1%
9/13/06 	IRAA Fin Serv 		      250,000	    1%
12/3/10 	Forsyma Holdings Limited   20,000,000	   93.0%
12/3/10		Otto Clark		      500,000	    2.5%
12/3/10		Vladimir Ulman		      500,000       2.5%


Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

     Dr. Martin Hudec serves as the Company's sole one director and its sole officer. Dr. Hudec is also a director and manager of Opera Jet s.r.o. The Company anticipates that it will effect a business combination with Opera Jet s.r.o., an operating Slovakian corporation, but at the time of filing this report no agreement or contracts have been negotiated or executed.

   James Cassidy is the former president and diretor of the Company and is a senior partner of the law firm which represents the Company. Mr. Cassidy may also be considered the beneficial owner of the shares of common stock owned by Tiber Creek Corporation.


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

                         December 31, 2010	December 31, 2009
	                 -----------------      -----------------
                            			$ 3,000
                            			=======

Tax Fees

         The Company incurred $0 for tax related services.


All Other Fees

   The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2010 and 2009.


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

   	            OPERA JET INTERNATIONAL LTD.
                    (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS
                  AS OF DECEMBER 31, 2009 AND 2008

   	            OPERA JET INTERNATIONAL LTD.
                  (A DEVELOPMENT STAGE COMPANY)


                           CONTENTS

Report of Independent Registered Public Accounting Firm                2

Balance Sheets as of December 31, 2010 and 2009                        3

Statements of Operations for the Years Ended December 31, 2010 and
2009 and for the Period from September 13, 2006 (Inception) to
December 31, 2010                                                      4

Statements of Changes in Stockholders' Deficit for the Period
from September 13, 2006 (Inception) to December 31, 2010               5

Statements of Cash Flows for the Years Ended December 31,
2010 and 2009 for the Period from September 13, 2006 (Inception) to
December 31, 2010                                                      6

Notes to Financial Statements                                       7-10

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Opera Jet International, Ltd.

We have audited the accompanying balance sheets of Opera Jet International, Ltd. (a development stage company) (the "Company") as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from September 13, 2006 (Inception) through December 31, 2010. These financial statements are the responsibility of Opera Jet International, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations, stockholders' deficit and its cash flows for the years then ended
December 31, 2010 and 2009 and for the period from September 13, 2006 (Inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a loss from operations and an accumulated deficit of $5,317 for the period from September 13, 2006 (inception) to December 31, 2010.
As discussed in Note 3 of the financial statements, a significant amount of additional capital will be necessary to advance operations to the point at which the Company is profitable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Newport Beach, CA
April 14, 2011

                OPERA JET INTERNATIONAL, LTD.
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEETS
                AS OF DECEMBER 31, 2010 AND 2009
               ---------------------------------

                           ASSETS

				    December 31,     December 31,
                                      2010               2009
                                      -----             -----
Current Assets

  Cash                                $ 450             $  500
                                      ------            ------
       TOTAL ASSETS                   $ 450             $  500
                                      ======            ======



                LIABILITIES AND STOCKHOLDER'S EQUITY


Liabilities

   Accrued Liabilities               $	3,000            $3,000
                                     --------            ------
       Total Liabilities		3,000		  3,000
                                     --------            ------

Stockholders' deficit

Preferred stock, $.0001 par value,
 20,000,000 shares authorized,
 none issued and outstanding              -                -

Common stock, $.0001 par value,
 100,000,000 shares authorized,
 21,500,000 issued and outstanding     2,150              100

Discount on common stock              (2,100)              -

Additional paid-in capital             2,717            2,717

Deficit accumulated during
    development stage                 (5,317)          (5,317)
                                      --------         -------

 Total Stockholders' Deficit          (2,550)          (2,500)
                                      --------         -------
        TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIT        $  450           $  500
                                      =======          =======


             See accompanying notes to financial statements
                                    3


                       OPERA JET INTERNATIONAL, LTD.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
      For the Years Ended December 31, 2010 and 2009 and for the Period
           from September 13, 2006 (Inception) to December 31, 2010
                         -----------------------


                      For the Year   For the Year   For the Period from
                         Ended          Ended       September 13, 2006
                      December 31,   December 31,      (Inception) to
                          2010          2009          December 31, 2010
                      -----------    ------------     --------------
Income                $      -        $   -            $     -

Expenses
 Organization expense        -            -                 650
 Professional Fees           -          2,667	          4,667
                      ----------      ---------        ---------
     Total expenses          -          2,667             5,317
                      ----------      ---------         ---------
 Other Income (Expense)

Net loss                     -        $(2,667)         $ (5,317)
==========            ==========      =========        ==========

Basic and diluted--   $     -       $      -
loss per share        ==========      ==========

Weighted average
number of shares
outstanding,basic
and diluted            2,572,603       1,000,000
                      ==========      ==========


               See accompanying notes to financial statements

                                       4`1

                        OPERA JET INTERNATIONAL, LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
              For the Period from September 13, 2006 (Inception)
                              to December 31, 2010
                             --------------------

                                                                           Deficit
                                                                         Accumulated     Total
                              Common Stock     Discount     Additional      During    Stockholders'
                           -----------------   on Common    Paid-In      Development     Equity
                           Shares     Amount   Stock        Capital         Stage       (Deficit)
                           -------    ------   -------      ----------   ---------    ----------
Balance, September 13,
 2006 (Date of Inception)      -      $   -     $   -       $    -       $    -       $    -

Common stock issuance    1,000,000       100        -           400           -             500

Fair value of expenses
   contributed                 -          -         -           535           -             535

Net loss                       -          -         -            -          (535)          (535)
--------------          ----------    ------    -------     -------      --------      --------
Balance as of
  December 31, 2006      1,000,000    $  100    $   -       $   935      $  (535)      $    500
--------------          ----------    ------    -------     -------      --------      --------
Fair value of expenses
   contributed                 -          -         -           115           -             115

Net loss                       -          -         -            -          (115)          (115)
--------------          ----------    ------    -------     -------      --------      --------
Balance as of
  Dcember 31, 2007       1,000,000    $  100    $   -       $ 1,050      $  (650)      $    500
--------------          ----------    ------    -------     -------      --------      --------
Net loss                       -          -         -            -        (2,000)        (2,000)
--------------          ----------    ------    -------     -------      --------      --------
Balance as of
  December 31, 2008      1,000,000    $  100    $   -       $ 1,050      $(2,650)      $ (1,500)
--------------          ----------    ------    -------     -------      --------      --------
Fair value of expenses
   contributed                 -          -         -         1,667           -           1,667

Net loss                       -          -         -            -        (2,667)        (2,667)
--------------          ----------    ------    -------     -------      --------      --------
Balance as of
  December 31, 2009      1,000,000    $  100    $   -       $ 2,717      $(5,317)      $ (2,500)
--------------          ----------    ------    -------     -------      --------      --------
Redemption of stock
   by founder             (500,000)      (50)       -            -             -            (50)
Issuance of common
   stock                21,000,000     2,100     (2,100)         -             -             -
Net loss                       -          -         -            -             -             -
--------------          ----------    ------    -------     -------      --------      --------
Balance as of
  December 31, 2010     21,500,000    $2,150    $(2,100)    $ 2,717      $(5,317)      $(2,550)
--------------          ----------    ------    --------    -------      --------      --------



               See accompanying notes to financial statements
                                       5

                            OPERA JET INTERNATIONAL, LTD.
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CASH FLOWS
      For the Years Ended December 31, 2010 and 2009 and for the Period
           from September 13, 2006 (Inception) to December 31, 2009
                               ------------------------


                                       For the Year  For the Year    For The Period from
                                          Ended         Ended        September 13, 2006
                                       December 31,   December 31,     (Inception) to
                                          2010          2009          December 31 2010
                                       -----------    -------------   ----------------
OPERATING ACTIVITIES

   Net loss                             $      -        $   (2,667)      $    (5,317)
   AdjustmentS to reconcile
    net loss to net cash used by
    operating activities
    Contributed organizationl expenses         -               -                 650
    Contriubed professional fees               -             1,667             1,667
Increase in liabilities                        -             1,000             3,000
                                       ----------      ------------       -----------
Net Cash Used In Operating Activities          -               -                  -
                                       ----------      ------------       -----------
INVESTING ACTIVITIES                           -               -                  -
                                       ----------      ------------       -----------
FINANCING ACTIVITIES

   Redemption of common stock                (50)              -                 450
                                       ----------      ------------       -----------
  Net Cash used in financing
    Activities                               (50)              -                 450
                                       ----------      ------------       -----------
  Net decrease in Cash                       (50)              -                 450

  Cash at beginning of period                500              500                 -

  Cash at end of period                $     450        $     500                 -
                                       ==========      ============       ===========

                    See accompanying notes to financial statements

                            OPERA JET INTERNATIONAL, LTD.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations
Opera Jet International, Ltd., formerly Canistel Acquisition
Corporation, (a development stage company) ("the Company") was incorporated in Delaware on September 13, 2006, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2010, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

In December 2010, the Board of Directors of the Company effected a change in ownership whereby the two original stockholders of the Company each redeemed 50% of their then respective outstanding common stock in exchange for par value of the stock. The Company then issued 21,000,000 shares to new investors in order to evoke the change in ownership.


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

(D) Taxes
Financial Accounting Standards Board ("FASB") Accounting
Standards Codifcation ("ASC") 740-10-50-2 requires deferred tax assets and liabilities be recognized for future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Losses incurred by the Company in prior years provide for a net operating loss carry-forward. However, due to the unpredictability of the Company's future net income, the asset's balance has been fully reserved for.

(E) Loss  Per Common Share
Basic loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the years ended December 31, 2010 and 2009.

(F) Fair Value of Financial Instruments
FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

                            OPERA JET INTERNATIONAL, LTD.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


     Level 1: defined as observable inputs such as quoted prices in active markets;
     Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
     Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents and accrued liabilities approximate their fair values because of the short maturity of these instruments.

(G) Recently Adopted Accounting Pronouncements
In June 2009, the FASB issued authoritative guidance on an amendment of accounting for transfers of financial assets, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. The authoritative guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. The authoritative guidance is effective for interim and annual reporting periods beginning after November 15, 2009. This guidance did not significantly impact our financial statements.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The authoritative guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for interim and annual reporting periods beginning after November 15, 2009. This guidance did not significantly impact our financial statements.

In October 2009, the FASB, issued updates to revenue recognition for arrangements with multiple deliverables and accounting for revenue arrangements that include software elements. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-effective for interim or annual periods beginning after June 15, 2010, with early adoption permitted. The Company's management believes adopting the new guideline will not significantly impact its financial statements.

Other recent accounting pronouncements issued by the FASB
(including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange
Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2    INCOME TAXES

There is no provision for income taxes because the Company has incurred net operating losses. There are no deferred tax assets from temporary differences other than net operating losses, because the Company is still in the development stage and has only incurred professional fees in connection with its filings with the SEC. Realization of deferred tax assets is dependent upon future earnings if any, of which the timing and amount are uncertain. Therefore, the deferred tax assets have been fully reserved for by a valuation allowance. The valuation allowance was the same for the years ended December 31, 2010 and 2009. Significant components of the
Company's deferred tax assets are as follows:

                            OPERA JET INTERNATIONAL, LTD.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


                                     2010             2009

Net operating loss carryforwards    $  1,808        $   1,808

Valuation allowance                    1,808            1,808
                                    -----------     ----------

Net deferred tax asset              $    -          $    -

At December 31, 2010 the Company's federal net operating loss carry-forward was $5,317 which will begin to expire in 2026. The availability of the federal net operating loss carry-forward may be subject to limitations based on ownership changes as defined in the United States Internal Revenue Code, which could prevent the Company from realizing some or all of its net operating loss carry-forward.

NOTE 3    GOING CONCERN

The Company has sustained operating losses since inception of the Company on September 13, 2006. Additionally, the Company has total stockholders' deficit of $5,317 at December 31, 2010. The Company also has a net loss from operations of $0 and $2,667 for the years ended December 31, 2010 and 2009, respectively. The
Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company's activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. The immediate future success of the Company is dependent on its ability to find and successfully merge with a target business and on the President and/or Tiber Creek Corporation to financially support the Company until that time

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4    STOCKHOLDERS' EQUITY

(A) Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

(B) Common Stock
The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value. The Company issued 500,000 shares of its common stock to Tiber Creek Corporation, a Delaware corporation, and 500,000 shares of its common stock to IRAA Fin Serv, an unincorporated California business entity, pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate consideration of $500.

In December 2010, Tiber Creek Corporation and IRAA Fin Serv each redeemed 250,000 shares of their respective common stock (500,000 total shares) for a redemption price of $50.
In December 2010, the Company issued 21,000,000 shares of common stock to new unrelated third party investors in order to evoke a change in ownership.

                            OPERA JET INTERNATIONAL, LTD.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


NOTE 5    RELATED PARTIES

Legal counsel to the Company is a firm owned by a former officer of the Company who also owns 100% of the outstanding stock of Tiber Creek Corporation, a minority shareholder. Tiber Creek Corporation is expected to perform consulting services for the Company in the future. Additional paid-in capital as of December 31, 2010 includes $2,717 which is the fair value of organization and professional costs incurred by related parties on behalf of the Company.

NOTE 6    SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through April 14, 2011, the date the financial statements were available to be issued.

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OPERA JET INTERNATIONAL LTD.


                              By:   /s/ Dr. Martin Hudec
                                        Dr. Martin Hudec, President

Dated:  April 14, 2011


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ Dr. Martin Hudec          Director            April 14, 2011