Form 10-Q
period 2010-12-31
Opera Jet International Ltd
filed 2011-05-16
CIK 1435615

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2011

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

                           (011) 421 2 2090 2741
          (Registrant's telephone number, including area code)



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

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer          Smaller reporting company  X
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           March 31, 2011

Common Stock, par value $0.0001

Documents incorporated by reference:            None

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS


Balance Sheets as of March 31, 2011 and December 31, 2010           2

Statements of Operations for the Three Months Ended March 31,
2011 and 2010 and for the Period from September 13, 2006
(Inception) to March 31, 2011                                       3

Statements of Changes in Stockholders' Deficit for the Period
from September 13, 2006 (Inception) to March 31, 2011               4

Statements of Cash Flows for the Three Months Ended
March 31, 2011 and 2010 for the Period from September 13,
2006 (Inception) to March 31, 2011                                  5

Notes to Financial Statements                                     6-9

                   OPERA JET INTERNATIONAL LTD.
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS
            As of March 31, 2011 and December 31, 2010


                             ASSETS
                             ------

                                             March 31,        December 31,
                                               2011              2010
                                            ----------        ------------
                                            (Unaudited)
   Current Assets

     Cash                                   $    450          $    450
                                            --------          ---------
        TOTAL ASSETS                        $    450          $    450
                                            ========          =========


                       LIABILITIES and STOCKHOLDERS'DEFICIT


   Liabilities

      Accrued liabilities                   $  3,000          $  3,000
                                            --------          ---------
        Total Current Liabilities              3,000             3,000
                                            --------          ---------

   Stockholders' Deficit

   Preferred stock; $0.0001 par value,
      20,000,000 shares authorized;
      0 shares issued and outstanding            -                  -

   Common Stock, $0.0001 Par Value,
      100,000,000 shares authorized;
      21,500,000 Shares issued and
      Outstanding                             2,150              2,150


    Discount on common stock                 (2,100)            (2,100)

    Additional paid-in capital                3,967              2,717

    Deficit accumulated during
       development stage                     (6,567)            (5,317)
                                            ---------          ---------
    Total stockholders' deficit              (2,550)            (2,550)
                                            ---------          ---------
       TOTAL LIABILITIES and
       STOCKHOLDERS' DEFICIT                $   450                450
                                            =========         =========


         See the accompanying notes to the financial statements


                          OPERA JET INTERNATIONAL LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTs OF OPERATIONS
     For the Three Months Ended March 31, 2011 and for the Period from
            September 13, 2006 (Inception) to March 31, 2011
				 (UNAUDITED)

	                             For the Three     For the three      For the Period
        	     		      Months Ended     Months Ended      from September 13,
             			        March 31,        March 31,        2006 (Inception)
				          2011	          2010            to March 31, 2011
                                      (Unaudited)      (Unaudited)
                                     -------------    --------------     -----------------

  Income                            $          -       $          -       $         -

  Expenses

    Organization expense                       -                  -                 650

    Professional Fees                       1,250                 -               5,917

                                     -------------    --------------     -----------------

        Total expenses                      1,250                 -               6,567

                                     -------------    --------------     -----------------
   Other Income (Expense)

  Net loss                           $    (1,250)       $         -       $      (6,567)
                                     =============    ==============      ================

  Basic and diluted loss per share   $          -       $          -

                                     =============    ==============

  Weighted Average number of shares     21,500,000      1,000,000
  outstanding; basic and diluted     -------------    --------------



                See accompanying notes to financial statements

                                       F-3

                             OPERA JET INTERNATIONAL LTD.
                            (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF CHANGES IN STOCKHOLDERS'DEFICIT
           For the Period from September 13, 2006 (Inception) to March 31, 2011

                                                                            Deficit      Total
                                                                          Accumulated    Stock
                                                    Discount  Additional   during        holders'
                                 Common Stock      on Common   Paid-in    Development    Equity
                              Shares      Amount    Stock      Capital     Stage        (Deficit)
                             ---------   -------   ---------  ---------   ----------   ----------

Balance, September 13, 2010          -    $    -    $    -     $    -      $    -       $     -
   (Date of Inception)

Common stock issuance         1,000,000      100         -         400          -           500

Fair value of expenses
   contributed                       -         -         -         535          -           535
Net loss                             -         -         -           -         (535)       (535)
--------------------------------------------------------------------------------------------------
Balance as of December
   31, 2006                   1,000,000   $  100    $    -     $   935     $   (535)    $   500
--------------------------------------------------------------------------------------------------
Fair value of expenses
   contributed                       -         -         -         115          -           115
Net loss                             -         -         -           -         (115)       (115)
--------------------------------------------------------------------------------------------------
Balance as of December
   31, 2007                   1,000,000   $  100    $    -     $ 1,050     $   (650)    $   500
--------------------------------------------------------------------------------------------------
Net loss                             -         -         -           -       (2,000)     (2,000)
--------------------------------------------------------------------------------------------------
Balance as of December
   31, 2008                   1,000,000   $  100    $    -     $ 1,050     $ (2,650)    $(1,500)
--------------------------------------------------------------------------------------------------
Fair value of expenses
   contributed                       -         -         -       1,667          -         1,667
Net loss                             -         -         -           -       (2,667)     (2,667)
--------------------------------------------------------------------------------------------------
Balance as of December
   31, 2009                   1,000,000   $  100    $    -     $ 2,717     $ (5,317)    $(2,500)
--------------------------------------------------------------------------------------------------
Redemption of stock by
   founder                     (500,000)     (50)        -           -            -         (50)
Issuance of common stock     21,000,000    2,100     (2,100)         -            -           -
Net loss                             -         -         -           -            -           -
--------------------------------------------------------------------------------------------------
Balance as of December
   31, 2010                  21,500,000   $2,150    $(2,100)   $ 2,717     $ (5,317)    $(2,550)
--------------------------------------------------------------------------------------------------
Fair value of expenses
   contributed                       -         -         -       1,250          -         1,250
Net loss                             -         -         -           -       (1,250)     (1,250)
--------------------------------------------------------------------------------------------------
Balance as of March 31,
   2011                      21,500,000   $2,150    $(2,100)   $ 3,967     $ (6,567)    $(2,500)
--------------------------------------------------------------------------------------------------





         See the accompanying notes to the financial statements

                             OPERA JET INTERNATIONAL LTD.
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CASH FLOWS
                     For the Three Months Ended March 31, 2011
        and for the Period from September 13, 2006 (Inception) to March 31, 2011
                                    (Unaudited)
                            ------------------------

                                                    For the Three   For the Three   For the Period
                                        	    Months Ended    Months Ended   from September 13,
                                        	      March 31,        March 31,    2006 (Inception)
                                       		      2011               2010      to March 31, 2011
                                                   (Unaudited)       (Unaudited)
                                       		  --------------     -----------   -------------

OPERATING ACTIVITIES

  Net loss                                         $  (1,250)         $     -       $  (6,567)

  Adjustments to reconcile net loss to net cash used by operating activities

    Contributed organizational expenses                   -                 -             650
    Contributed professional fees                      1,250                -           2,917

  Increase in liabilities                                 -                 -           3,000
                                       		  --------------     -----------   -------------
INVESTING ACTIVITIES                                      -                 -               -
                                       		  --------------     -----------   -------------
FINANCING ACTIVITIES

   Redemption of common stock                             -                 -             450
                                       		  --------------     -----------   -------------
Net cash used in financing activities                     -                 -             450
                                       		  --------------     -----------   -------------
Net decrease in Cash                                      -                 -             450

Cash at beginning of period                              450               500              -
                                       		  --------------     -----------   -------------
Cash at end of period                              $     450          $    500      $     450
                                                  =============-     ===========   =============



                 See accompanying notes to financial statements

                             OPERA JET INTERNATIONAL LTD.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


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

(E) Loss Per Common Share

Basic loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended March 31, 2011 and 2010.

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

The carrying amounts of financial assets and liabilities, such as cash and accrued liabilities approximate their fair values because of the short maturity of these instruments.

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

In October 2009, the FASB, issued updates to revenue recognition for arrangements with multiple deliverables and accounting for revenue arrangements that include software elements. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-effective for interim or annual periods beginning after June 15, 2010, with early adoption permitted. This guidance did not significantly impact our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2    INCOME TAXES

There is no provision for income taxes because the Company has incurred net operating losses. There are no deferred tax assets from temporary differences other than net operating losses, because the Company is still in the development stage and has only incurred professional fees in connection with its filings with the SEC. Realization of deferred tax assets is dependent upon future earnings if any, of which the timing and amount are uncertain. Therefore, the deferred tax assets have been fully reserved for by a valuation allowance. The valuation allowance was the same as of March 31, 2011 and December 31, 2010. Significant components of the Company's deferred tax assets are as follows:

At March 31, 2011 the Company's federal net operating loss carry-forward was $6,567 which will begin to expire in 2026. The availability of the federal net operating loss carry-forward may be subject to limitations based on ownership changes as defined in the United States Internal Revenue Code, which could prevent the Company from realizing some or all of its net operating loss carry-forward.

NOTE 3    GOING CONCERN

The Company has sustained operating losses since inception of the Company on September 13, 2006. Additionally, the Company has total stockholders' deficit of $6,567 at March 31, 2011. The Company also has a net loss from operations of $1,250 and $0 for the periods ended March 31, 2011 and 2010, respectively. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and / or obtain additional financing from its stockholders and / or other third parties.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company's activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. The immediate future success of the Company is dependent on its ability to find and successfully merge with a target business and the principal stockholder(s) and/or Tiber Creek Corporation to financially support the Company until that time

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 5    RELATED PARTIES

Legal counsel to the Company is a firm owned by a former officer of the Company who also owns 100% of the outstanding stock of Tiber Creek Corporation, a minority shareholder. Tiber Creek Corporation is expected to perform consulting services for the Company in the future. Additional paid-in capital as of March 31, 2011 includes $3,967 which is the fair value of organization and professional costs incurred by related parties on behalf of the Company.

NOTE 6    SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 13, 2011, the date the financial statements were available to be issued.

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

      There is currently no public market for the Company's securities.

     At such time as it qualifies, if at all, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

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

     As such time as it qualifies, if at all, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

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

      Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 21,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000:

     On December 3, 2010, the Company issued the following shares of its common stock:

Name               	Number of Shares         Consideration

Forsyma Holdings Limited   	20,000,000
Otto Clark		      	   500,000
Vladimir Ulman		      	   500,000



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

                               OPERA JET INTERNATIONAL LTD.

                               By:   /s/ Martin Hudec
                                     President, Chief Financial Officer

Dated:   May 14, 2011