Form 10-Q
period 2011-06-30
Opera Jet International Ltd
filed 2011-08-16
CIK 1435615

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2011

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


     Class                                 Outstanding at
                                           June 30, 2011

Common Stock, par value $0.0001

Documents incorporated by reference:            None

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS


Balance Sheets as of June 30, 2011 and December 31, 2010            1

Statements of Operations for Three and Six Months Ended
June 30, 2011 and 2010 and for the Period from September
13, 2006 (Inception) to June 30, 2011                               2

Statements of Changes in Stockholders' Deficit for the Period
from September 13, 2006 (Inception) to June 30, 2011                3

Statements of Cash Flows for the Six Months Ended
June 30, 2011 and 2010 for the Period from September 13,
2006 (Inception) to June 30, 2011                                   4

Notes to Financial Statements                                     5-8

                   OPERA JET INTERNATIONAL LTD.
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS


                             ASSETS
                             ------

                                             June 30,        December 31,
                                               2011              2010
                                            ----------        ------------
                                            (Unaudited)
   Current Assets

     Cash                                   $    450          $    450
                                            --------          ---------
        TOTAL ASSETS                        $    450          $    450
                                            ========          =========


                       LIABILITIES and STOCKHOLDERS'DEFICIT


   Liabilities

      Accrued liabilities                   $  3,000          $  3,000
                                            --------          ---------
        Total Current Liabilities              3,000             3,000
                                            --------          ---------

   Stockholders' Deficit

   Preferred stock; $0.0001 par value,
      20,000,000 shares authorized;
      0 shares issued and outstanding            -                  -

   Common Stock, $0.0001 Par Value,
      100,000,000 shares authorized;
      21,500,000 Shares issued and
      Outstanding                             2,150              2,150


    Discount on common stock                 (2,100)            (2,100)

    Additional paid-in capital                6,567              2,717

    Deficit accumulated during
       development stage                     (9,197)            (5,317)
                                            ---------          ---------
    Total stockholders' deficit              (2,550)            (2,550)
                                            ---------          ---------
       TOTAL LIABILITIES and
       STOCKHOLDERS' DEFICIT                $   450                450
                                            =========         =========


             See accompanying notes to the financial statements


                          OPERA JET INTERNATIONAL LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                           Statement of Operations
                                                                                         For the
	                 For the Three    For the Three    For the Six    For the Six    Period from
        	         Months Ended     Months Ended     Months Ended   Months Ended  September 13,
             	           June 30,         June 30,        June 30,        June 30,     2006
                             2011	      2010            2011            2010      (Inception ) to
                                                                                         June 30, 2011
                         ------------     ------------     -----------    -----------   ----------------

  Revenue                  $        -      $        -       $       -      $       -     $       -

  Expenses

    Organization expense            -                -              -              -            650

    Professional Fees          2,630                 -          3,880              -          8,547
                         ------------     ------------     -----------    -----------   ----------------

      Total expenses           2,630                 -          3,880              -          9,197
                         ------------     ------------     -----------    -----------   ----------------

    Other Income (Expense)

  Net loss                 $ (2,630)       $        -      $   (3,880)     $        -
                         ============     ============     ===========    ===========   ================


  Basic and diluted
      loss per share      $    (0.00)      $        -      $    (0.00)     $       -
                         ============     ============     ===========    ===========


  Weighted Average
     number of shares
     outstanding;
     basic and diluted     21,500,000      1,000,000       21,500,000       1,000,000
                         ============     ============     ===========    ===========


                See accompanying notes to financial statements

                                       F-2

                             OPERA JET INTERNATIONAL LTD.
                            (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF CHANGES IN STOCKHOLDERS'DEFICIT

                                                                            Deficit      Total
                                                                          Accumulated    Stock
                                                    Discount  Additional   during        holders'
                                 Common Stock      on Common   Paid-in    Development    Equity
                              Shares      Amount    Stock      Capital     Stage        (Deficit)
                             ---------   -------   ---------  ---------   ----------   ----------

Balance, September 13, 2010          -    $    -    $    -     $    -      $    -       $     -
   (Date of Inception)

Common stock issuance         1,000,000      100         -         400          -           500

Fair value of expenses
   contributed                       -         -         -         535          -           535
Net loss                             -         -         -           -         (535)       (535)
--------------------------------------------------------------------------------------------------
Balance as of December
   31, 2006                   1,000,000   $  100    $    -     $   935     $   (535)    $   500
--------------------------------------------------------------------------------------------------
Fair value of expenses
   contributed                       -         -         -         115          -           115
Net loss                             -         -         -           -         (115)       (115)
--------------------------------------------------------------------------------------------------
Balance as of December
   31, 2007                   1,000,000   $  100    $    -     $ 1,050     $   (650)    $   500
--------------------------------------------------------------------------------------------------
Net loss                             -         -         -           -       (2,000)     (2,000)
--------------------------------------------------------------------------------------------------
Balance as of December
   31, 2008                   1,000,000   $  100    $    -     $ 1,050     $ (2,650)    $(1,500)
--------------------------------------------------------------------------------------------------
Fair value of expenses
   contributed                       -         -         -       1,667          -         1,667
Net loss                             -         -         -           -       (2,667)     (2,667)
--------------------------------------------------------------------------------------------------
Balance as of December
   31, 2009                   1,000,000   $  100    $    -     $ 2,717     $ (5,317)    $(2,500)
--------------------------------------------------------------------------------------------------
Redemption of stock by
   founder                     (500,000)     (50)        -           -            -         (50)
Issuance of common stock     21,000,000    2,100     (2,100)         -            -           -
Net loss                             -         -         -           -            -           -
--------------------------------------------------------------------------------------------------
Balance as of December
   31, 2010                  21,500,000   $2,150    $(2,100)   $ 2,717     $ (5,317)    $(2,550)
--------------------------------------------------------------------------------------------------
Fair value of expenses
   contributed                       -         -         -       3,880          -         3,880
Net loss                             -         -         -           -       (3,880)     (3,880)
--------------------------------------------------------------------------------------------------
Balance as of June 30,
   2011                      21,500,000   $2,150    $(2,100)   $ 6,597     $ (9,197)    $(2,550)
--------------------------------------------------------------------------------------------------



         See the accompanying notes to the financial statements

                             OPERA JET INTERNATIONAL LTD.
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CASH FLOWS
                            ------------------------

                                                    For the Six     For the Six    For the Period
                                        	    Months Ended    Months Ended   from September 13,
                                        	     June 30,        June 30,      2006 (Inception)
                                       		      2011             2010        to June 30, 2011
                                       		  --------------     -----------   -------------

OPERATING ACTIVITIES

  Net loss                                         $  (3,880)         $     -       $  (9,197)

  Adjustments to reconcile net loss to net cash used by operating activities

    Contributed organizational expenses                   -                 -             650
    Contributed professional fees                      3,880                -           5,547

  Increase in liabilities                                 -                 -           3,000
                                       		  --------------     -----------   -------------
Net cash used in operating activities                     -                 -               -
                                       		  --------------     -----------   -------------
INVESTING ACTIVITIES                                      -                 -               -
                                       		  --------------     -----------   -------------
FINANCING ACTIVITIES

   Redemption of common stock                             -                 -             450
                                       		  --------------     -----------   -------------
Net cash used in financing activities                     -                 -             450
                                       		  --------------     -----------   -------------
Net decrease in Cash                                      -                 -             450

Cash at beginning of period                              450               500              -
                                       		  --------------     -----------   -------------
Cash at end of period                              $     450          $    500      $     450
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

(B) BASIS OF PRESENTATION
The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

(C) Use of Estimates
These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Form 10-K filed on April 14, 2011 with the SEC. In preparing these condensed financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(E) Taxes
Financial Accounting Standards Board ("FASB") Accounting Standards Codifcation ("ASC") 740-10-50-2 requires deferred tax assets and liabilities be recognized for future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Losses incurred by the Company in prior years provide for a net operating loss carry-forward. However, due to the unpredictability of the Company's future net income, the asset's balance has been fully reserved for.

(F) Loss Per Common Share
Basic loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three and six months ended June 30, 2011 and 2010.

                                    5

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

(H) RECENT ACCOUNTING PRONOUNCEMENTS
In December 2010, the FASB issued ASU 2010-29, Disclosure of
Supplementary Pro Forma Information for Business Combinations. This proposed ASU reflects the consensus-for-exposure in EITF Issue No.
10-G, "Disclosure of Supplementary Pro Forma Information for Business Combinations." The Amendments in this proposed ASU specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU would also expand the supplemental pro forma disclosures under Codification Topic 805, Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. This proposed ASU would be effective prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption would be permitted. The adoption of this ASU did not have a material impact to our financial statements. The new disclosures and clarifications of existing disclosures are effective now, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.
In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

                                    6

NOTE 2    GOING CONCERN

The Company has sustained operating losses since inception of the Company on September 13, 2006. Additionally, the Company has total stockholders' deficit of $2,550 at June 30, 2011. The Company also has a net loss from operations of $3,880 and $0 for the periods ended June 30, 2011 and 2010, respectively. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 4    RELATED PARTIES

Legal counsel to the Company is a firm owned by a former officer of the Company who also owns 100% of the outstanding stock of Tiber Creek Corporation, a minority shareholder. Tiber Creek Corporation is expected to perform consulting services for the Company in the future. Additional paid-in capital as of June 30, 2011 includes $6,597 which is the fair value of organization and professional costs incurred by related parties on behalf of the Company.

                                     7


NOTE 5    SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 15, 2011, the date the financial statements were available to be issued.















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

Dated:   August 15, 2011