Form 10-Q
period 2011-09-30
Opera Jet International Ltd
filed 2011-11-14
CIK 1435615

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           September 30, 2011

Common Stock, par value $0.0001              21,500,000

Documents incorporated by reference:            None

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS


Balance Sheets as of September 30, 2011 and December 31, 2010       1

Statements of Operations for Three and Nine Months Ended
September 30, 2011 and 2010 and for the Period from September
13, 2006 (Inception) to Sepotember 30, 2011                         2

Statements of Changes in Stockholders' Deficit for the Period
from September 13, 2006 (Inception) to September 30, 2011           3

Statements of Cash Flows for the Nine Months Ended
September 30, 2011 and 2010 for the Period from September 13,
2006 (Inception) to September 30, 2011                              4

Notes to Financial Statements                                     5-8

                   OPERA JET INTERNATIONAL LTD.
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS



                   ASSETS
                                          September 30,        December 31,
                                               2011              2010
                                            ----------        ------------
                                            (Unaudited)
   Current Assets
     Cash                                   $    450          $    450
                                            --------          ---------
        TOTAL ASSETS                        $    450          $    450
                                            ========          =========


                    LIABILITIES and STOCKHOLDERS'DEFICIT


   Liabilities
      Accrued liabilities                   $  3,000          $  3,000
                                            ---------          ---------
        Total Current Liabilities              3,000             3,000
                                            ---------          ---------

   Stockholders' Deficit

   Preferred stock; $0.0001 par value,
      20,000,000 shares authorized;
      0 shares issued and outstanding            -                  -

   Common Stock, $0.0001 Par Value,
      100,000,000 shares authorized;
      21,500,000 Shares issued and
      Outstanding                             2,150              2,150


    Discount on common stock                 (2,100)            (2,100)

    Additional paid-in capital                8,377              2,717

    Deficit accumulated during
       development stage                    (10,977)            (5,317)
                                            ---------          ---------
    Total stockholders' deficit              (2,550)            (2,550)
                                            ---------          ---------
       TOTAL LIABILITIES and
       STOCKHOLDERS' DEFICIT                $   450                450
                                            =========         =========


             See accompanying notes to the financial statements


                          OPERA JET INTERNATIONAL LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                           Statement of Operations
                                 (Unaudited)
                                                                                            For the
	                 For the Three    For the Three    For the Nine    For the Nine    Period from
        	         Months Ended     Months Ended     Months Ended   Months Ended    September 13,
             	         September 30,    September 30,    September 30,  September 30,     2006
                             2011	      2010            2011            2010        (Inception ) to
                                                                                         September 30, 2011
                         ------------     ------------     -----------    -----------   ----------------

  Revenue                  $        -      $        -       $       -      $       -     $       -

  Expenses

    Organization expense            -                -              -              -            650

    Professional Fees          1,780                 -          5,660              -         10,327
                         ------------     ------------     -----------    -----------   ----------------

      Total expenses           1,780                 -          5,660              -         10,977
                         ------------     ------------     -----------    -----------   ----------------

    Other Income (Expense)

  Net loss                 $ (1,780)       $        -      $   (5,660)     $        -       (10,977)
                         ============     ============     ===========    ===========   ================


  Basic and diluted
      loss per share      $   (0.00)       $   (0.00)      $    (0.00)     $   (0.00)
                         ============     ============     ===========    ===========


  Weighted Average
     number of shares
     outstanding;
     basic and diluted     21,500,000      1,000,000       21,500,000       1,000,000
                         ============     ============     ===========    ===========


                See accompanying notes to the financial statements

                                       F-2

                             OPERA JET INTERNATIONAL LTD.
                            (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF CHANGES IN STOCKHOLDERS'DEFICIT
                                    (Unaudited)
                                                                            Deficit      Total
                                                                          Accumulated    Stock
                                                    Discount  Additional    during       holders'
                                 Common Stock      on Common   Paid-in    Development    Equity
                              Shares      Amount     Stock     Capital       Stage      (Deficit)
                             ---------   -------   ---------  ---------   ----------   ----------

Balance, September 13, 2010          -    $    -    $    -     $    -      $    -       $     -
   (Date of Inception)

   Common stock issuance      1,000,000      100         -         400          -           500

   Fair value of expenses
     contributed                     -         -         -         535          -           535
   Net loss                          -         -         -           -         (535)       (535)
                            ----------------------------------------------------------------------
Balance as of December
   31, 2006                   1,000,000   $  100    $    -     $   935     $   (535)    $   500
                            ----------------------------------------------------------------------
   Fair value of expenses
     contributed                     -         -         -         115          -           115
   Net loss                          -         -         -           -         (115)       (115)
                            ----------------------------------------------------------------------
Balance as of December
   31, 2007                   1,000,000   $  100    $    -     $ 1,050     $   (650)    $   500
                            ----------------------------------------------------------------------
   Net loss                          -         -         -           -       (2,000)     (2,000)
                            ----------------------------------------------------------------------
Balance as of December
   31, 2008                   1,000,000   $  100    $    -     $ 1,050     $ (2,650)    $(1,500)
                            ----------------------------------------------------------------------
   Fair value of expenses
     contributed                     -         -         -       1,667          -         1,667
   Net loss                          -         -         -           -       (2,667)     (2,667)
                            ----------------------------------------------------------------------
Balance as of December
   31, 2009                   1,000,000   $  100    $    -     $ 2,717     $ (5,317)    $(2,500)
                            ----------------------------------------------------------------------
   Redemption of stock by
     founder                   (500,000)     (50)        -           -            -         (50)
   Issuance of common stock  21,000,000    2,100     (2,100)         -            -           -
   Net loss                          -         -         -           -            -           -
                            ----------------------------------------------------------------------
Balance as of December
   31, 2010                  21,500,000   $2,150    $(2,100)   $ 2,717     $ (5,317)    $(2,550)
                            ----------------------------------------------------------------------
   Fair value of expenses
     contributed                     -         -         -       5,660          -         5,660
   Net loss                          -         -         -           -       (5,660)      (5,660)
                            ----------------------------------------------------------------------
Balance as of September 30,
   2011                      21,500,000   $2,150    $(2,100)   $ 8,377     $(10,977)    $(2,550)
                            ======================================================================



                     See the accompanying notes to the financial statements

                             OPERA JET INTERNATIONAL LTD.
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            ------------------------

                                                    For the Nine    For the Nine    For the Period
                                        	    Months Ended    Months Ended   from September 13,
                                        	    September 30,   September 30,   2006 (Inception)
                                       		      2011             2010        to September 30, 2011
                                       		  --------------     -----------   -------------

OPERATING ACTIVITIES

  Net loss                                         $  (5,660)         $     -       $ (10,977)

  Adjustments to reconcile net loss to net cash used by operating activities

     Contributed organizational expenses                  -                 -             650
     Contributed professional fees                     5,660                -           7,327

  Increase in liabilities                                 -                 -           3,000
                                       		  --------------     -----------   -------------
Net cash used in operating activities                     -                 -               -
                                       		  --------------     -----------   -------------
INVESTING ACTIVITIES                                      -                 -               -
                                       		  --------------     -----------   -------------
FINANCING ACTIVITIES

   Redemption of common stock                             -                 -             450
                                       		  --------------     -----------   -------------
Net cash used in financing activities                     -                 -             450
                                       		  --------------     -----------   -------------
Net decrease in Cash                                      -                 -             450

Cash at beginning of period                              450               500              -
                                       		  --------------     -----------   -------------
Cash at end of period                              $     450          $    500      $     450
                                                  =============-     ===========   =============



                        See accompanying notes to financial statements

                        Opera Jet International, Ltd.
                        (A DEVELOPMENT STAGE COMPANY)
                        Notes to Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

(A) Organization and Business Operations

Opera Jet International, Ltd., formerly Canistel Acquisition Corporation, (a development stage company) ("the Company") was incorporated in Delaware on September 13, 2006, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2011, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(F) Loss Per Common Share
Basic loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three and nine months ended September 30, 2011 and 2010.

                        Opera Jet International, Ltd.
                        (A DEVELOPMENT STAGE COMPANY)
                        Notes to Financial Statements


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

(H) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-29, Disclosure of
Supplementary Pro Forma Information for Business Combinations. This proposed ASU reflects the consensus-for-exposure in EITF Issue No.
10-G, "Disclosure of Supplementary Pro Forma Information for Business Combinations." The Amendments in this proposed ASU specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU would also expand the supplemental pro forma disclosures under Codification Topic 805, Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. This proposed ASU would be effective prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption would be permitted. The adoption of this ASU did not have a material impact to our financial statements. The new disclosures and clarifications of existing disclosures are effective now, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This adoption of this ASU did not have a material impact on the Company's financial statements and related disclosures.

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its financial statements and related disclosures.

                        Opera Jet International, Ltd.
                        (A DEVELOPMENT STAGE COMPANY)
                        Notes to Financial Statements


NOTE 2    GOING CONCERN

The Company has sustained operating losses since inception of the Company on September 13, 2006. Additionally, the Company has total stockholders' deficit of $2,550 at September 30, 2011. The Company also has a net loss from operations of $5,660 and $0 for the nine months ended September 30, 2011 and 2010, respectively. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 4    RELATED PARTIES

Legal counsel to the Company is a firm owned by a former officer of the Company who also owns 100% of the outstanding stock of Tiber Creek Corporation, a minority shareholder. Tiber Creek Corporation is expected to perform consulting services for the Company in the future. Additional paid-in capital as of September 30, 2011 includes $8,377 which is the fair value of organization and professional costs incurred by related parties on behalf of the Company.

                        Opera Jet International, Ltd.
                        (A DEVELOPMENT STAGE COMPANY)
                        Notes to Financial Statements


NOTE 5    SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 14, 2011, the date the financial statements were available to be issued.

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

Dated:   November 14. 2011