Form 10-K
period 2011-12-31
Opera Jet International Ltd
filed 2012-04-12
CIK 1435615

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 :

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

000-53255

Commission file number

OPERA JET INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Delaware	20-5572714
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Diagorou 4

Kermia Building, 6th Floor

Office 601 P.C.

1097, Nicosia, Cyprus

(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: (011) 421 2 2090 2741

Securities registered pursuatn to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Exchange Act:	Common Stock
$.0001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

  (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 15, 2012

Common Stock, par value $0.0001	22,000,000 shares

Documents incorporated by reference:          None

PART I

ITEM 1. BUSINESS

Opera Jet International Ltd. (the "Company") (formerly Canistel Acquisition Corporation) was incorporated on September 13, 2006 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 23, 2008, the Company filed a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934 by which it registered its class of common stock.

The Company had been in the developmental stage since inception. Until February 6, 2012 and for the entirety of the period covered by this report, the Company's operations were limited to issuing shares of its stock to shareholders, filing its registration statement on Form 10 pursuant to Section 12(g) of the Securities Exchange Act of 1934 by which it registered its class of comm on stock, and executing a change in control by the redemption of shares and issuance of additional shares of its common stock.

The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934 by virtue of a business combination with the Company. Such combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

The most likely target companies are those seeking the perceived benefits of a becoming a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors.

As of December 31, 2011, the Company had not generated revenues and had no income or cash flows from operations since inception.

At December 31, 2011, the Company had sustained operating losses since inception and had an accumulated deficit of$10,977. The Company also had a net loss from operations of $5,660 and $0 for the year ended December 31, 2011 and 2010, respectively. The Company’s independent auditors have issued a report questioning the Company’s ability to continue as a going concern. At December 31, 2011, the continuation of the Company as a going concern was dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, or to successfully locate and negotiate with a business entity for the combination with that target company.

There is no assurance that the Company will ever be profitable.

Subsequent Activities

On February 6, 2012, the Company effected an acquisition of all the outstanding stock of Opera Jet a.s., an aircraft charter operator corporation formed under the laws of the Slovak Republic (“Opera Jet Slovakia”) in a stock-for-stock transaction. Opera Jet Slovakia was formed in the Slovak Republic in 2006 (originally organized as Air Carpatia Services s.r.o.) and has ongoing business operations.

The Company issued an aggregate of 500,000 shares of its common stock in exchange for all the 100 outstanding shares of Opera Jet Slovakia. All the outstanding shares of Opera Jet Slovakia were wholly owned by Forsyma Holdings Limited (“Forsyma”) which is the majority shareholder of the Company. Forsyma is 75% owned by the Company's sole officer and director, Martin Hudec.

Opera Jet Slovakia has become a wholly owned subsidiary of the Company.

Through its new subsidiary, the Company will operate private jets and provide air transportation services within Europe, Russia, North Africa and the Middle East. Since the acquisition, the Company owns and operates a heavy jet but intends to focus on providing light jet transport services.

Please see filings at www.sec.gov for further detailed information about the events subsequent to the period covered by this report and the above referenced acquisition in particular.

Employees

For the period covered by this report, the Company had no employees.

Subsidiaries

For the period covered by this report, the Company had no subsidiaries but as of February 6, 2012, the Company acquired Opera Jet Slovakia and currently has a wholly owned subsidiary.

Reports to Security Holders

In 2008, the Company (as Canistel Acquisition Corporation) filed a Form 10 registration statement pursuant to the Securities Exchange Act of 1934 and is a reporting company pursuant such Act and files with the Securities and Exchange Commission quarterly and annual reports and management shareholding information. The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests the same.

The Company's documents filed with the Securities and Exchange Commission may be inspected at the Commission's principal office in Washington, D.C. Copies of all or any part of any filing may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001435615.

ITEM 2. PROPERTIES

The corporate headquarters of the Company are located in Slovakia.

Subsequent to the acquisition of Opera Jet a.s. in February 2012, the operating headquarters of the Company will be located in Cyprus. The Company leases an office building there.

ITEM 3. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATE STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the Company’s common stock.

As of the date of this report, the Company issued the following securities in prior three (3) years. Such securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale.

Date	Name	Number of Shares

December 3, 2010	Forsyma Holdings Limited	20,000,000
December 3, 2010	Otto Clark	500,000
December 3, 2010	Vladimir Ulman	500,000	(1)

(1) These shares were subsequently transferred to Forsyma Holdings.

On February 6, 2012, the Company issued an aggregate of 500,000 shares to Forsyma Holdings in exchange for the 100 shares of Opera Jet a.s. owned by it.

ITEM 6. SELECTED FINANCIAL DATA.

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2011, the Company had not generated revenues and had no income or cash flows from operations since inception.

As of December 31, 2011, the Company had not generated revenues and had no income or cash flows from operations since inception.

At December 31, 2011, the Company had sustained operating losses since inception and had an accumulated deficit of $10,977. The Company also had a net loss from operations of $5,660 and $0 for the year ended December 31, 2011 and 2010, respectively. The Company’s independent auditors have issued a report questioning the Company’s ability to continue as a going concern. At December 31, 2011, the continuation of the Company as a going concern was dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, or to successfully locate and negotiate with a business entity for the combination with that target company.

The Company has been in the developmental stage since inception. Until February 6, 2012 and for the entirety of the period covered by this report, the Company's operations were limited to issuing shares of its stock to its original shareholders, filing a registration statement on Form 10 pursuant to Section 12(g) of the Securities Exchange Act of 1934 by which it registered its class of comm on stock, and executing a change in control by the redemption of shares and issuance of additional shares of its common stock

The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934 by virtue of a business combination with the Company.

In 2010, the Company entered into an engagement agreement with Tiber Creek Corporation whereby Tiber Creek would provide assistance to the Company in effecting certain transactions, including transferring control of a reporting company to the Company, combining the Company with another entity through a business combination, preparing certain securities filings, maintaining relationships with broker-dealers and market-makers and preparing various related agreements.

On December 3, 2010, the Company effected a change in control of the Company. The Registrant redeemed an aggregate of 500,000 of its then outstanding 1,000,000 shares of common stock at a redemption price of $.0001 per share for an aggregate redemption price of $50. The Registrant issued 21,000,000 shares of common stock representing 98% of the total outstanding 21,500,000 of common stock.

The Company filed a Form 8-K with the Securities and Exchange Commission reporting the change in control transaction.

Subsequent to the period covered by this report, on February 6, 2012, the Company effected the acquisition of all the outstanding stock of Opera Jet a.s., an aircraft charter operator corporation formed under the laws of the Slovak Republic in a stock-for-stock transaction.

The Company issued an aggregate of 500,000 shares of its common stock in exchange for all the 100 outstanding shares of Opera Jet Slovakia. All the outstanding shares of Opera Jet Slovakia were wholly owned by Forsyma Holdings Limited which is the majority shareholder of the Company. Forsyma is 75% owned by the Company's sole officer and director, Martin Hudec.

Opera Jet Slovakia has become a wholly owned subsidiary of the Company.

The Company filed a Form 8-K with the Securities and Exchange Commission reporting the these transactions.

There is no assurance that the Company will ever be profitable.

Critical Accounting Policies

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). Thea mendments in this update are effective now. The adoption of this ASU did not have a material impact on the Company's financial statements.

In January 2010, FASB issued ASU No. 2010-06 Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective now. The adoption of the ASU's did not have a material impact on the Company's financial statements.

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The adoption of this ASU did not have a material impact on the Company's financial statements.

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill Impairment" which is intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test. Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more likely than not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances.

This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has adopted the provisions of this update at the beginning of our fourth quarter. The adoption of this provision did not have a material impact on the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and audit report issued by our independent registered public accounting firm for the years ended December 31, 2011 and 2010 and for the period from September 13, 2006 (inception) to December 31, 2011 for Opera Jet International are attached to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on any matter of accounting principle or practice, financial statement disclosure or audit scope or procedure with its accountant.

ITEM 9A. CONTROLS AND PROCEDURES

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and principal financial and accounting officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton & Chia, the independent registered public accounting firm, has not issued an attestation report on the effectiveness of the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Although the officers and directors of the Company have changed, the officers and directors of the Company have not made any changes during the fourth fiscal quarter that materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K during the fourth quarter covered by this Form 10-K not otherwise reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

At December 31, 2011, the directors and officers of the Company were as follows:

Name	Position

Dr. Martin Hudec	President, Secretary, Director

There are no agreements or understandings for the officer or director to resign at the request of another person and the above- named officer and director is not acting on behalf of nor will act at the direction of any other person.

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

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company's Board of Directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the Board has determined that there are no independent directors at the present time.

Committees and Terms

The Board of Directors has not established any committees of the Board.

The Company will notify its stockholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company’s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Conflicts of Interest

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

At the period covered by this report, Opera Jet International Ltd. intended to negotiate to enter an agreement for the acquisition and control of Opera Jet s.r.o., an operating aircraft charter operator company located in Slovakia, which transaction did occur in February, 2012. The Company's sole officer and director is a director and manager of Opera Jet s.r.o. Such relationship made it impossible to obtain an arm's length negotiation or transaction.

Code of Ethics

The Company had not at the period covered by this Report adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has one person who serves as the sole director and officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same person and only that person to whom such code applied. Furthermore, because at the period of time covered by this Report the Company did not have any activities, there are no activities or transactions which would be subject to any such code. The Company does not presently maintain an Internet website on which to post a code of ethics.

Corporate Governance

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

Legal Proceedings

There are currently no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 11. EXECUTIVE COMPENSATION

At the period of time covered by this Report, the Company's officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. The officer and director is not accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees. The Company does not have a compensation committee for the same reasons as described above.

Employment Agreements

At the period of time covered by this Report, the Company had no employment agreements with any of its officers or other employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of December 31, 2011, regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown. Dr. Martin Hudec, the Company's sole officer and director, does not own any shares of the Corporation.

			Percentage of
		Number of	Outstanding
Issue Date	Name	Shares	Shares

9/13/06	Tiber Creek Corporation	250,000	1%
9/13/06	IRAA Fin Serv	250,000	1%
12/3/10	Forsyma Holdings Limited	20,000,000	93.0%
12/3/10	Otto Clark	500,000	2.5%
12/3/10	Vladimir Ulman	500,000	2.5%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2011, Dr. Martin Hudec serves as the Company's sole director and its sole officer. Dr. Hudec is also a director and manager of Opera Jet s.r.o. The Company effected a business combination with Opera Jet s.r.o. in 2012, an operating Slovakian corporation.

James Cassidy is the former president and director of the Company and is a senior partner of the law firm which represents the Company. Mr. Cassidy may also be considered the beneficial owner of the 250,000 shares of the Company's common stock owned by Tiber Creek Corporation.

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

December 31, 2011	December 31, 2010
$750	$-0-

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Opera Jet International, Ltd. (a development stage company)

We have audited the accompanying balance sheet of Opera Jet International, Ltd., (the "Company") as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from September 13, 2006 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from September 13, 2006 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes a business combination with a target company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

April 11, 2012

Opera Jet International, Ltd.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	December 31,	December 31,
	2011	2010

ASSETS

Current Assets
Cash	$450	$450
TOTAL ASSETS	$450	$450

LIABILITIES and STOCKHOLDER'S DEFICIT

Liabilities
Accrued liabilities	$3,000	$3,000
Total liabilities	3,000	3,000

Stockholders' deficit
Preferred stock; $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 21,500,000 shares issued and outstanding	2,150	2,150
Discount on common stock	(2,100)	(2,100)
Additional paid-in capital	8,377	2,717
Deficit accumulated during the development stage	(10,977)	(5,317)
Total stockholders' deficit	(2,550)	(2,550)
TOTAL LIABILITIES and STOCKHOLDERS' DEFICIT	$450	$450

The accompanying notes are an integral part of these financial statements

Opera Jet International, Ltd.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from September 13, 2006 (Inception) to
	2011	2010	December 31, 2011

Revenue	$-	$-	$-

Expenses
Organization expense	-	-	650
Professional Fees	5,660	-	10,327

Total expenses	5,660	-	10,977
Other Income (Expense)

Net loss	$(5,660)	$-	$(10,977)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	21,500,000	2,572,603

The accompanying notes are an integral part of these financial statements

Opera Jet International, Ltd.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Deficit
			Discount on	Additional	Accumulated	Total
	Common Stock		Common	Paid-in	During the	Stockholders'
	Shares	Amount	Stock	Capital	Development Stage	Equity (Deficit)
Balance, September 13, 2006 (inception)	-	$-	$-	$-	$-	$-
Common stock issuance	1,000,000	100	-	400	-	500
Fair value of expenses contributed	-	-	-	535	-	535
Net loss	-	-	-	-	(535)	(535)
Balance, December 31, 2006	1,000,000	$100	$-	$935	$(535)	$500
Fair value of expenses contributed	-	-	-	115	-	115
Net loss	-	-	-	-	(115)	(115)
Balance, December 31, 2007	1,000,000	$100	$-	$1,050	$(650)	$500
Net loss	-	-		-	(2,000)	(2,000)
Balance, December 31, 2008	1,000,000	$100	$-	$1,050	$(2,650)	$(1,500)
Fair value of expenses contributed	-	-	-	1,667	-	1,667
Net loss	-	-	-	-	(2,667)	(2,667)
Balance, December 31, 2009	1,000,000	$100	$-	$2,717	$(5,317)	$(2,500)
Redemption of stock by founder	(500,000)	(50)	-	-	-	(50)
Issuance of common stock	21,000,000	2,100	(2,100)	-	-	-
Net loss	-	-	-	-	-	-
Balance, December 31, 2010	21,500,000	$2,150	$(2,100)	$2,717	$(5,317)	$(2,550)
Fair value of expenses contributed	-	-	-	5,660	-	5,660
Net loss	-	-	-	-	(5,660)	(5,660)
Balance, December 31, 2011	21,500,000	$2,150	$(2,100)	$8,377	$(10,977)	$(2,550)

The accompanying notes are an integral part of these financial statements

Opera Jet International, Ltd.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

			For the Period from
	For the Year Ended		September 13, 2006
	December 31,	December 31,	(Inception) to
	2011	2010	December 31, 2011
OPERATING ACTIVITIES
Net loss	$(5,660)	$-	$(10,977)
Adjustments to reconcile net loss to net cash used by operating activities
Contributed organizational expenses	-	-	650
Contributed professional fees	5,660	-	7,327
Increase in liabilities	-	-	3,000
Net cash used in operating activities	-	-	-

FINANCING ACTIVITIES
Redemption of common stock	-	(50)	450

Net cash provided by (used in) financing activities	-	(50)	450

Net decrease in Cash	-	-	450

Cash at beginning of period	450	500	-

Cash at end of period	$450	$450	$450

The accompanying notes are an integral part of these financial statements

Opera Jet International, Ltd.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

Opera Jet International, Ltd., formerly Canistel Acquisition Corporation, (a development stage company) (the “Company") was incorporated in Delaware on September 13, 2006, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2011, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

In December 2010, the Board of Directors of the Company effected a change in ownership whereby the two original stockholders of the Company each redeemed 50% of their then respective outstanding common stock in exchange for par value of the stock. The Company then issued 21,000,000 shares to new investors in order to evoke the change in ownership.

On February 6, 2012, Opera Jet International Ltd. ("Opera Jet Delaware" or the "Company") effected an acquisition of all the outstanding stock of Opera Jet a.s., an aircraft charter operator corporation formed under the laws of the Slovak Republic (“Opera Jet Slovakia”) in a stock-for-stock transaction.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2011 and 2010.

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

Loss Per Common Share

Basic loss per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the years ended December 31, 2011 and 2010.

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

These tiers include:

•	Level 1: defined as observable inputs such as quoted prices in active markets;
•	Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and accrued liabilities approximate their fair values because of the short maturity of these instruments.

NOTE 2 – GOING CONCERN

The Company has sustained operating losses since inception of the Company on September 13, 2006. Additionally, the Company has accumulated deficit of $10,977 at December 31, 2011. The Company also has a net loss from operations of $5,660 and $0 for the year ended December 31, 2011 and 2010, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. The immediate future success of the Company is dependent on its ability to generate revenues and on the President to financially support the Company until that time

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

On February 6, 2012, Opera Jet International Ltd. effected an acquisition of all the outstanding stock of Opera Jet a.s., an aircraft charter operator corporation formed under the laws of the Slovak Republic in a stock-for-stock transaction. Opera Jet Slovakia was formed in the Slovak Republic in 2006 (originally organized as Air Carpatia Services s.r.o.) and has ongoing business operations. Opera Jet Delaware issued an aggregate of 500,000 shares of its common stock in exchange for all the 100 outstanding shares of Opera Jet Slovakia. The merger is being accounted for as a reverse-merger and recapitalization. Opera Jet Slovakia is the acquirer for financial reporting purposes and Opera Jet Delaware is the acquired company.

Opera Jet International, Ltd.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

NOTE 3 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2011 and 2010 no preferred stock was issued and outstanding.

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

NOTE 4 – RELATED PARTIES

Legal counsel to the Company is a firm owned by a former officer of the Company who also owns 100% of the outstanding stock of Tiber Creek Corporation, a minority shareholder. Tiber Creek Corporation is expected to perform consulting services for the Company in the future. Additional paid-in capital as of December 31, 2011 includes $8,377 which is the fair value of organization and professional costs incurred by related parties on behalf of the Company.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective now. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective now. The adoption of the ASU’s did not have a material impact on the financial statements.

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued.  This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The adoption of this ASU did not have a material impact on our financial statements.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill Impairment” which is intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test.  Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more likely than not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances.  This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  We have adopted the provisions of this update at the beginning of our fourth quarter.  The adoption of this ASU did not have a material impact on our financial statements.

Opera Jet International, Ltd.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement – Topic 820.” ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. This adoption of this ASU is not expected to have a material impact on the Company’s financial statements and related disclosures.

NOTE 6 – SUBSEQUENT EVENTS

On February 6, 2012, Opera Jet International Ltd. ("Opera Jet Delaware" or the "Company") effected an acquisition of all the outstanding stock of Opera Jet a.s., an aircraft charter operator corporation formed under the laws of the Slovak Republic (“Opera Jet Slovakia”) in a stock-for-stock transaction. Opera Jet Slovakia was formed in the Slovak Republic in 2006 (originally organized as Air Carpatia Services s.r.o.) and has ongoing business operations. Opera Jet Slovakia, its operations, assets and business. Opera Jet Delaware issued an aggregate of 500,000 shares of its common stock in exchange for all the 100 outstanding shares of Opera Jet Slovakia. All the outstanding shares of Opera Jet Slovakia were wholly owned by Forsyma Holdings Limited (“Forsyma”) which is the majority shareholder of Opera Jet Delaware. Forsyma is 75% owned by the Company's sole officer and director, Martin Hudec. Opera Jet Slovakia has become a wholly owned subsidiary of Opera Jet Delaware. The merger is being accounted for as a reverse-merger and recapitalization. Opera Jet Slovakia is the acquirer for financial reporting purposes and Opera Jet Delaware is the acquired company.

Opera Jet Slovakia was formerly known as Opera Jet s.r.o., and a formal change of the name of company to Opera Jet a.s. from Opera Jet s.r.o. was completed on January 1, 2011. At such time, Opera Jet Slovakia also changed its legal form a private limited liability company to a joint-stock company under the law of the Slovak Republic.

Forsyma purchased its interest in Opera Jet Slovakia from Opera a.s., a holding company formed under the laws of the Slovak Republic (“Opera Holdings”), and majority-owned and controlled by the sole officer and director of Opera Jet Delaware.

Opera Jet Slovakia operates private jets and provides of air transportation services. It charters and operates business jets within Europe, Russia, North Africa and the Middle East, and possesses the requisite licenses to provide these services across the world. It currently leases and operates a heavy jet but intends to focus on providing light jet transport services. Opera Jet Slovakia officially became a Slovak aircraft operator (AOC) in the first half of 2008, then expanding in the executive jets business in the region of Central and Eastern Europe. Opera Jet Slovakia’s core business is chartering business jets, through a fleet of private jets which are leased from Opera Holdings and other third parties. Opera Jet Slovakia receives a large portion of its business through brokers who arrange private air travel for their clients. Currently, Opera Jet Slovakia works with over 500 brokers across Europe and the Middle East. Brokers are provided online access to all flights and current aircraft locations.

Clients from Russia and Ukraine account for approximately 50 % of Opera Jet Slovakia total current business. The remainder of its business is primarily concentrated in Europe. The Company intends to build its business in the Middle East, Asia and across the rest of Central Europe, in the near future. The Company also plans to expand its business by purchasing options to buy aircraft in order to meet expected demand in the future for rapid aircraft delivery.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPERA JET INTERNATIONAL LTD.

	By:	/s/ Dr. Martin Hudec
President and Principal executive officer
Dated: April 11, 2012	Principal financial officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Dr. Martin Hudec	Director	April 11, 2012