Form 10-Q
period 2012-03-31
Opera Jet International Ltd
filed 2012-07-27
CIK 1435615

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-53255

OPERA JET INTERNATIONAL, LTD.

(Exact name of registrant as specified in its charter)

Delaware	20-5572714
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Ivanska cesta 30/B

Aircraft Building

821 04 Bratislava, Slovakia

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2012

Common Stock, par value $0.0001	22,025,334 shares

Documents incorporated by reference:       None

PART I

ITEM 1. FINANCIAL STATEMENTS

OPERA JET INTERNATIONAL LTD.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

OPERA JET INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$215,393	$135,930
Restricted cash	110,000	110,000
Trade accounts receivable, net of allowance for doubtful accounts of $ 162,873 and $ 163,277, respectively	1,491,183	1,042,744
Related party receivable	36,465	29,060
Other receivables	130,351	189,700
Prepaid expense	239,350	388,090
Total current assets	2,222,742	1,895,524

Equipment, net	1,072,862	1,083,438
Deferred taxes	28,688	30,563
TOTAL ASSETS	$3,324,292	$3,009,525

LIABILITIES
Current Liabilities
Accounts payable	$1,778,585	$1,748,672
Accrued liabilities	115,408	98,904
Current portion of loan payable	21,952	20,220
Current portion of obligations under capital lease	128,955	94,028
Deferred revenue	532,885	498,804
Related party payable	126,416	71,891
Tax payable	28,553	-
Total current liabilities	2,732,754	2,532,519

Long term portion of loan payable	45,757	50,365
Obligations under capital lease, net of current portion	308,849	340,168
Other long term liabilities	162,913	158,936
TOTAL LIABILITIES	3,250,273	3,081,988

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 20,000,000 shares authorized, par value $0.0001, none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized, par value $0.0001, 22,000,000 and 500,000 shares issued and outstanding, respectively	2,200	50
Restricted retained earnings	11,899	11,899
Accumulated other comprehensive income	22,646	22,119
Additional paid in capital (1)	351,558	353,708
Accumulated deficit	(314,284)	(460,239)
Total stockholders' equity (deficit)	74,019	(72,463)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,324,292	$3,009,525

(1) The March 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPERA JET INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended
	March 31,
	2012	2011

Revenues, net	$4,101,331	$3,548,232
Brokered flight commissions, net	44,458	24,273
Cost of sales	3,375,570	3,041,098
Gross profit	770,219	531,407

Operating expenses:
Salaries and benefits	108,500	101,245
General and administrative expenses	451,620	404,471
Total operating expenses	560,120	505,716

Operating income	210,099	25,691

Currency exchange loss, net	5,026	2,232
Interest expense, net	28,370	-
Total other expenses	33,396	2,232
Income before taxes	176,703	23,459

Income taxes (benefit)	30,748	(3,825)

Net income	$145,955	$27,284

Other comprehensive income (loss)
Foreign currency translation adjustment	527	(35,525)

Net comprehensive income (loss)	$146,482	$(8,241)

Earnings per share - basic and diluted	$0.01	$0.05

Weighted average shares outstanding - basic and diluted (2)	12,785,714	500,000

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPERA JET INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
	Common Stock		Restricted		Other
		Amount	Retained	Additional Paid-	Comprehensive	Accumulated
	Shares	(par $.0001)	Earnings	In Capital	Income	Deficit	Total
Balance at December 31, 2010 (3)	500,000	$50	$11,899	$61,890	$63,234	$(773,712)	$(636,639)
Capital Contribution	-	-	-	291,818	-	-	291,818
Foreign currency translation	-	-	-	-	(41,115)	-	(41,115)
Net income	-	-	-	-	-	313,473	313,473
Balance at December 31, 2011 (3)	500,000	50	11,899	353,708	22,119	(460,239)	(72,463)

Recapitalization on February 8, 2012	21,500,000	2,150	-	(2,150)	-	-	-
Foreign currency translation	-	-	-	-	527	-	527
Net income	-	-	-		-	145,955	145,955
Balance at March 31, 2012 (Unaudited)	22,000,000	$2,200	$11,899	$351,558	$22,646	$(314,284)	$74,019

(3) The December 31, 2011 and 2010 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these financial statements.

OPERA JET INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2012	2011
Operating Activities
Net income	$145,955	$27,284

Adjustments to reconcile net income to cash flows provided by operating activities:

Depreciation expense	77,571	91,161
Reversal of allowance for bad debts	(4,923)	(33,057)
Changes in operating assets and liabilities:
Trade accounts receivable	(401,917)	(300,598)
Other receivables	63,580	142,722
Prepaid expense	156,924	(154,546)
Deferred taxes	2,690	(3,823)
Accounts payable	(19,087)	995,087
Accrued liabilities	13,476	(169,691)
Deferred revenue	19,662	100,503
Tax payable	28,059	-
Other long term liabilities	(497)	(3,991)
Cash flows provided by operating activities	81,493	691,050

Investing Activities
Purchase of equipment	(34,168)	(70,986)
Cash flows used in investing activities	(34,168)	(70,986)

Financing Activities
Borrowing from related party	51,588	-
Advance to related party	(6,471)	-
Repayment to related party	-	(628,060)
Payment of loan payable	(7,757)	-
Payment under capital lease obligation	(8,493)	(53,066)
Cash flows provided by (used in) financing activities	28,867	(681,126)

Effect of change in exchange rate on cash	3,271	46,957
Change in cash during period	79,463	(14,105)

Cash, beginning of period	135,930	292,467
Cash, end of period	$215,393	$278,362

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,187	$12,387

The accompanying notes are an integral part of these condensed consolidated financial statements

OPERA JET INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BUSINESS Organization and description

Opera Jet a.s. (“Opera Jet Slovakia”) was originally organized by a private individual as Air Carpatia Services, s.r.o. in Bratislava, Slovak Republic on July 4, 2006 as a limited liability company with authorized share capital of €6,640 Euro. On February 25, 2008, Air Carpatia, s.r.o. and Opera a.s., each purchased 50% of the Company from the individual owner. On February 26, 2008, Air Carpatia Services s.r.o. changed its name to "Opera Jet s.r.o." On February 17, 2009, Opera a.s., one of the largest land owners in Slovak Republic and other countries of Central Europe, purchased the remaining 50% from Air Carpatia, s.r.o and we became a 100% owned subsidiary of Opera a.s. On January 1, 2011, Opera Jet s.r.o. changed its legal form to Opera Jet a.s. as a joint stock company.

Opera Jet Slovakia was formerly known as Opera Jet s.r.o., and a formal change of the name of the Company to Opera Jet a.s. from Opera Jet s.r.o. was completed on January 1, 2011. At such time, Opera Jet Slovakia also changed its legal form a private limited liability company to a joint-stock company under the law of the Slovak Republic.

Opera Jet Slovakia is principally a fixed base operation ("FBO") that operates private jets and provides transportation services to high net worth customers. Currently, the core business is to provide personal jet services at reasonable prices with excellent quality of service. Most of the flights are operated in Europe with some routes to Russia and the middle-east. The Company leases private jets from related parties and non-related parties. Beginning in 2010, the Company began a charter business by managing private jets for individuals and also sold flights to outside customers with the consent of the owners.

On December 3, 2010, there was a change in control of Opera Jet International Ltd. ("Opera Jet Delaware"). The registrant redeemed an aggregate of 500,000 of its then outstanding 1,000,000 shares of common stock at a redemption price of $0.0001 per share for an aggregate redemption price of $50. The registrant then issued a total of 21,000,000 shares of common stock to three different shareholders. Forsyma Holdings Limited owns 20,000,000 shares of common stock after the change in control.

On February 6, 2012, Opera Jet Delaware effected an acquisition of all the outstanding stock of Opera Jet a.s., “Opera Jet Slovakia” in a stock-for-stock transaction. Opera Jet Slovakia was formed in the Slovak Republic in 2006 (originally organized as Air Carpatia Services s.r.o.) and has ongoing business operations. As used herein the term "Company" means the existing entity after the acquisition of its now wholly-owned and operating subsidiary, Opera Jet Slovakia, its operations, assets and business.

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

OPERA JET INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse merger accounting

The merger is being accounted for as a reverse-merger and recapitalization. Opera Jet Slovakia is the acquirer for financial reporting purposes and Opera Jet Delaware is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior the merger will be those of Opera Jet a.s. and will be recorded at the historical cost basis of Opera Jet a.s., and the consolidated financial statements after completion of the merger will include the assets and liabilities of the Company and Opera Jet a.s., historical operations of Opera Jet a.s. and operations of the Company from the closing date of the merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Opera Jet Slovakia. All intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Company (as discussed above).  The accompanying unaudited condensed consolidated financial statements of Company have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period.  Amounts related to disclosures of December 31, 2011 balances within those interim financial statements were derived from the audited 2011 financial statements and notes thereto filed on Form 8-K/A on April 25, 2012.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (“OCI”).

OPERA JET INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrations of risks

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade receivables. As of March 31, 2012 and December 31, 2011, all of the Company's cash were held by major financial institutions located in the Slovak Republic, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on evaluations of the customers' and financial positions and business history with the Company. The Company generally requires prepayments serving as collateral down payments for customers on chartered flights and requires the owners of managed jets to pay a down payments for jet managements.

Concentration of customers

There were three customers and one customer representing 10% or more of the Company’s sales during the quarters ended March 31, 2012 and 2011, respectively. The Company manages one of the aircrafts for Client 1, therefore the sales consists mostly from invoicing the managed jet owners on all costs in connection with the operation of the aircraft.

The following customers represented 10% of more of the Company’s revenue as of March 31:

	Three Months ended March 31,
	2012	2011

Client 1	$456,158	$415,538
Client 2	1,663,405	-
Client 3	545,293	-
	$2,664,856	$415,538

The following customers represented 10% or more of the Company's trade receivables as of March 31, 2012 and December 31, 2011:

	3/31/2012	12/31/2011

Client 1	$297,673	$256,786
Client 2	-	57,297
	$297,673	$314,083

OPERA JET INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of suppliers

During the reporting periods, there were no suppliers representing 10% or more of the Company's purchase.

Currency convertibility risk

The currency of the Slovak Republic, Slovak Crown (SKK), was no longer the official local currency after December 31, 2008. The Company transacts all of its business in Euro and US Dollar (“EUR and USD”) after December 31, 2008. There is no foreign exchange control in Slovak Republic. Since EUR and USD are freely traded and widely accepted as medium of exchange, the currency convertibility risk is minimal.

Foreign currency exchange rate risk

We are subject to foreign currency exchange rate risk because we have revenue and expense denominated in foreign currencies. From January 1, 2009, the Euro became the official local currency of the Slovak Republic. Due to the Company providing chartered flight services to many different countries, the Company is using both Euro and US Dollar to facilitate the daily operations from customers around the world. From time to time, the Company will incur currency exchange rate gain or loss because of the difference in exchange rate. The appreciation and (depreciation) of the U.S. dollar against the Euro was approximately 2.91% and (2.82%) in 2011 and for the three months in 2012, respectively. The foreign currency exchange risk fluctuations depend on the overall economic environment in European countries relative to the United States.

Regulatory Matters

The Ministry of Transport, Construction and Regional Development of the Slovak Republic established the Slovak Civil Aviation Authority which issued the Air Operator Certificate (AOC) to the Company. Any lack of compliance or deficiencies with regulations may prohibit the Company to provide chartered flight service to customers. The governments in the Slovak Republic may restrict or revoke our authority to operate flights. We currently have the authority to operate flights with no geographical restrictions. However, either the Slovak Republic or foreign governments could limit or restrict our authority to operate flights to or over specified countries due to security concerns, armed conflict, international disputes, or for other reasons. For example, certain foreign governments currently restrict the number of charter flights that can operate to these countries. In light of such restrictions, we may not be able to serve customers seeking charter services to or that would require flying over such countries, and our business, financial condition and results of operations could be adversely affected.

Technologies

We are heavily and increasingly dependent, particularly at our operations centers, on technology to operate our business. The computer and communications systems on which we rely could be disrupted due to various events, some of which are beyond our control, including natural disasters, power failures, terrorist attacks, equipment failures, software failures and computer viruses and hackers. We have taken certain steps to help reduce the risk of some of these potential disruptions. There can be no assurance, however, that the measures we have taken are adequate to prevent or remedy disruptions or failures of these systems. Any substantial or repeated failure of these systems could adversely affect our operations, result in the loss of important data, loss of revenues, and increased costs, and generally harm our business. Moreover, a failure of certain of our vital systems could limit our ability to operate our flights for an extended period of time, which would have a material adverse effect on our business, financial condition and results of operations.

OPERA JET INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash, cash equivalents, and restricted cash

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of March 31, 2012 and December 31, 2011, all cash and cash equivalents were denominated in EUR and USD and were placed with high quality banks in the Slovak Republic. As of March 31, 2012 and December 31, 2011, the Company did not have any cash equivalents.

The Company had a bank guarantee of $550,000 issued by Slovak Ex-Im bank in 2011. The company paid $110,000 as collateral to the bank and it is disclosed as restricted cash in the consolidated balance sheets as of March 31, 2012 and December 31, 2011.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are carried at their estimated collectible amounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We review the adequacy and adjust our allowance for doubtful accounts on an ongoing basis, using historical payment trends and other currently available evidence of our individual customers. The recovery of allowance for doubtful accounts for the three months ended March 31, 2012 and 2011 were $4,923 and $33,057, respectively.

Equipment, net

Equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets estimated useful lives. The useful lives are as follows: office equipment 3 to 6 years; vehicles 3 to 6 years; aviation simulators 4 to 8 years; aviation software 1 to 5 years; leasehold improvements 20 years. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income / expense. Depreciation expense for three months ended March 31, 2012 and 2011 were $77,571 and $91,161, respectively.

Impairment of long-lived assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate their net book value may not be recoverable. When these events occur, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. We currently believe there is no impairment of our long-lived assets as of March 31, 2012 and December 31, 2011. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue. Either of these could result in the future impairment of long-lived assets.

OPERA JET INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue recognition

We recognize revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Cancellations of flights, refunds, or credit notes require approval from senior management and are on a case-by-case basis. Historically, refunds and exchanges have been insignificant.

All revenues recognized in 2009 were from flights provided with jets leased and operated by the Company. The risks of profit or loss were based on the number of flights sold in the year. In late 2010 and the full calendar year 2011, the Company also began managing jets for individual owners. The Company receives a fixed monthly management fee from the owners and earns 5 to 10% of the revenues derived from selling flights to customers with the consent of the owner. In one case the Company earns 30% of the net profit from the managed aircraft’s operation. All direct and indirect costs incurred are reimbursed by the owners. The Company records the costs when incurred and are reimbursed on a monthly basis. The Company also recorded the total reimbursable expenses incurred by the managed flights as accounts receivable in the same month. The revenues earned from managed jet sales are reported as gross revenue because the Company is the primary obligor, sets the sales price and bears the risk of collection from the customer. Revenues from managed jets are recognized when the arranged flight has taken place and contractual services have been fulfilled.

The Company also acts as an agent to sell brokered flights to customers when the Company cannot provide the services as demanded by the customers. Usually, the flight is provided by a third party (another air operator) and the Company earns a commission for providing the broker services. All such flights are reported in net revenue basis, because the Company is not the primary obligor, not subject to credit risks, no latitude in establishing price, and does change to the product or performs part of the service to these brokered flights. The total net revenue from brokered flights was $44,458 and $24,273 for the three months ended March 31, 2012 and 2011, respectively.

We are required to charge certain taxes and fees to our passengers when travelling within the Slovak Republic. Because we are not entitled to retain these taxes and fees, we do not include such amounts in passenger revenue. We record a liability when the amounts are collected and reduce the liability when payments are made to the applicable government agency or operating carrier.

Leases

Capital lease:

The Company leases two aviation simulators under capital leases expiring in various years through 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense in the three months ended March 31, 2012 and 2011.

OPERA JET INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating lease:

The Company leases three private jets from its parent company and one private jet from a third party under operating lease expiring in 2015. Rental expense for operating lease, which is recorded on a straight-line basis over the life of the lease term, totaled $219,637 and $293,787 for the three months ended March 31, 2012 and 2011, respectively.

Cost of sales

Cost of sales consists primarily of fuel, landing fees, repair and maintenance on jets, lease costs on jets, direct wages of pilots, and related costs in operations, which are directly attributable to the charter flight services.

Advertising costs

We expense advertising costs as other selling expenses in the period incurred. Advertising expense was $29,565 and $17,656 for the three months ended March 31, 2012 and 2011, respectively.

Salaries and benefits

Salaries and benefits mainly consist of administrative level salaries and benefits not associated with the direct costs of flight service. For the three months ended March 31, 2012 and 2011, salaries and benefits amounted to $108,500 and $101,245, respectively.

General and administrative expenses

General and administrative expenses consist of office expenses, accounting and consulting fees, office rent, insurance, business licenses and agency fees. For the three months ended March 31, 2012 and 2011, general and administrative expenses amounted to $451,620 and $404,471, respectively.

Fuel credit cards guarantee

The Company received a letter of credit from the bank for all fuel credit cards. The letter of credit on the fuel credit cards as of March 31, 2012 and December 31, 2011 are $88,339 and $87,973, respectively.

Income taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

We have implemented certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 and have analyzed filing positions in Slovak Republic jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the Slovak Republic as our "major" tax jurisdiction.  Generally, we remain subject to Slovak Republic examination of our income tax returns.

OPERA JET INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We believe that our income tax filing positions and deductions will be sustained by an audit and do not anticipate any adjustments that will result in a material change to our financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.  In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740.  Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Our tax provision is determined using an estimate of our annual effective tax rate based on rates established within the Slovak Republic and, adjusted for discrete items, if any, that are taken into account in the relevant period. Each year we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Since our Company incurred losses in early years of operations, we have accumulated prior year losses that will offset against future net income. Taxes payable as of March 31, 2012 and December 31, 2011 were zero.

Comprehensive income (loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive Income requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years presented, the Company’s comprehensive income

(loss) includes net income (loss) and foreign currency translation adjustments and is presented in the statements of comprehensive income.

Fair value of financial instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•  Level 3 inputs are unobservable inputs for the asset or liability.

OPERA JET INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash and cash equivalents are classified within Level 1 using quoted prices.

The carrying value of cash, accounts receivable, accounts payable, accrued liabilities, and deferred revenues approximates their fair value due to their short-term maturities.

Management believes it is not practical to estimate the fair value of related parties receivable and payable because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Foreign currency translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Euro (EUR). The financial statements of the Company are translated into U. S. dollars in accordance with ASC 830, Foreign Currency Matters, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from translating the Company’s financial statements into U.S. dollars are included in comprehensive income. The exchange rates in effect as of March 31, 2012 and December 31, 2011 were EUR €1.00 for USD $1.3339 and USD $1.2973, respectively. The average exchange rates for the three months ended March 31, 2012 and 2011 were EUR €1.00 for USD $1.3108 and USD $1.3669, respectively. At March 31, 2012 and December 31, 2011, the cumulative translation adjustments of $22,646 and $22,119, respectively, were classified as an item of accumulated other comprehensive income in the stockholders’ equity section of the balance sheets. There was no significant fluctuation in exchange rate for the conversion of Euro to United States dollars after the most recent balance sheet date. For the three months ended March 31, 2012 and 2011, the foreign currency translation adjustment gain of $527 and loss of $35,525, respectively.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Earnings per share

The Company calculates basic earnings per share ("EPS") by dividing net income by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is not anti-dilutive. The Company had no dilutive securities as of March 31, 2012 and December 31, 2011.

OPERA JET INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

Accounting standards promulgated by the FASB change periodically. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent adopted accounting developments.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company will present its financial statements under this new guidance. The adoption of this accounting guidance had no material impact on our financial statements and related disclosures.

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of this accounting guidance had no material impact on our financial statements and related disclosures.

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

	March 31, 2012	December 31, 2011
Accounts receivable	$1,654,056	$1,206,021
Less: allowance for bad debt	(162,873)	(163,277)

	$1,491,183	$1,042,744

NOTE 5 – OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31, 2012	December 31, 2011
VAT tax receivable	$114,991	$96,604
Employee advance	15,360	23,982
Insurance reimbursement	-	69,114

	$130,351	$189,700

OPERA JET INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In August 2011, one of the leased jet’s wings was damaged by hail storm. The Company was billed by the maintenance company the full amount of the repair. The insurance company reimbursed part of the costs directly to the maintenance company in 2011. The unpaid balance of $69,114 was reimbursed by the insurance company directly to the maintenance company during the first quarter of 2012 and the Company recorded as an offset to accounts payable due to the maintenance company.

NOTE 6 – PREPAID EXPENSE

Prepaid expense consisted of the following:

	March 31, 2012	December 31, 2011
Prepaid rental	$105,106	$113,125
Prepaid insurance	13,927	19,004
Other prepaids	120,317	255,961
	$239,350	$388,090

NOTE 7 –EQUIPMENT, NET

Equipment consisted of the following:

	March 31, 2012	December 31, 2011
Property held under capital lease:
Aviation simulators	$1,412,508	$1,373,752
Computer and equipment	378,657	331,508
Vehicles	204,875	199,254
Furniture and fixtures	12,431	12,090
Leasehold improvements	121,549	118,214
	2,130,020	2,034,818
Less: accumulated depreciation	(1,057,158)	(951,380)
	$1,072,862	$1,083,438

Accumulated depreciation	March 31, 2012	December 31, 2011
Non capital lease	$365,950	$255,497
Capital lease	691,208	695,883
	$1,057,158	$951,380

During the three months ended March 31, 2012 and 2011, depreciation expense was $77,571 and $91,161, respectively.

OPERA JET INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Accrued payroll expense	$36,066	$28,997
Accrued payroll tax	16,893	14,661
Salary withholding tax	840	3,235
Reserve legal holidays	14,732	19,391
Reserve for services	39,255	25,207
Reserve for litigation	7,622	7,413

	$115,408	$98,904

NOTE 9 – RELATED PARTIES

a)	Related parties:

Name of related parties	Relationship with the Company

Forsyma Holdings Limited	Parent Company, 100% owned Opera Jet a.s.
Opera a.s.	Former parent company

b)	The Company has the following related party transactions for the periods ended March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Due to Opera a.s.	$75,680	$47,529
Accounts payable to Opera a.s.	43,873	17,558
Due to officers	6,863	6,804
Total related party payables	126,416	71,891
Loan to officers	36,465	29,060
Total related party payables	$89,951	$42,831

The loans from Opera a.s. bear annual interest rates of 2% and have specific maturity dates. However, these loans are due on demand upon request of Opera a.s. The former parent company may extend the loans to Opera Jet a.s. based on the needs and liquidity of the Company since they have the common control of management. The Company has paid off most of the loans from Opera a.s. in 2011 as Opera a.s. (the former parent Company) sold 100% of Opera Jet a.s. shares to Forsyma Holdings Limited (the new parent Company) on June 20, 2011. Opera a.s. had assigned some of the loans owed by Opera Jet a.s. to Forsyma Holdings Limited and immediately release these liability and increased the additional paid in capital of Opera Jet a.s. by the loan amount of $291,818 as of June 20, 2011.

OPERA JET INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 16, 2011, the Company loaned $29,060 to the chairman of the Forsyma Holdings Limited, bears annual interest rate of 2% and matures on November 16, 2012.

The Company received $26,678 from one of the shareholders on March 21, 2012, bears annual interest rate of 12% and matures on May 23, 2012.

The Company leases three jets from its parent company. The leases are classified as operating leases and the total lease expense of the three jets for the three months ended March 31, 2012 and 2011 were $23,594 and $24,604.

NOTE 10 – OTHER LONG TERM LIABILITIES

Other long term liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Deposit from LBG	$154,636	$150,395
Other long term liabilities	8,277	8,541
	$162,913	$158,936

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company's stockholder base consists of 4 stockholders as of March 31, 2012.

COMMON STOCK

Opera Jet Delaware issued an aggregate of 500,000 shares of its common stock in exchange for all the 100 outstanding shares of Opera Jet Slovakia. All the outstanding shares of Opera Jet Slovakia were wholly owned by Forsyma Holdings Limited (“Forsyma”) which is the majority shareholder of Opera Jet Delaware. Forsyma is 75% owned by the Company's sole officer and director, Martin Hudec.

Immediately prior to the closing of the Merger on February 9, 2012, there were 21,500,000 issued and outstanding shares of the Company's common stock, 95.5% of which were held by the sole director of the Company, Mr. Hudec.

In January 2011, the Company issued 500,000 shares retroactively restated to reflect the recapitalization of common stock due to change of its legal form from a limited liability company (Opera Jet s.r.o) to a joint stock company (Opera Jet a.s.).

RESTRICTED RETAINED EARNINGS

According to Slovak Republic regulations, 5% of the current year’s after tax net income must be retained. The amounts are classified as restricted retained earnings. As of March 31, 2012 and December 31, 2011, the restricted retained earnings are both $11,899 because the Company had retained the maximum amount as required by the Slovak Republic regulations.

OPERA JET INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ADDITIONAL PAID-IN CAPITAL

On March 15, 2011, Opera a.s (the parent Company) sold Opera Jet a.s. to Forsyma Holdings Limited, which is a Company established by the Chairman of Opera Jet a.s. In addition, Opera a.s. sold $291,818 (equivalent to €205,000) receivables to Forsyma Holdings Limited and had forgiven the loan. Opera Jet a.s. recorded the release of this related party payable as additional paid in capital in 2011.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Customer commitments

At March 31, 2012 and December 31, 2011, we had outstanding amounts owed to our customers of $532,885 and $498,804, respectively which represents deposits paid by customers for in-process sales contracts.

Litigation

From time to time, we may become involved in disputes, litigation and other legal actions. We estimate the range of liability related to any pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

In 2011, the Company had sued Mr. Dimitrij Safoncik for the amount of €10,000 ($13,339), due to an unpaid loan, in pursuance of signed loan agreement. The litigation is not settled as of December 31, 2011. As of March 31, 2012, the Court ruled in favor of the Company and Defendant, Mr. Dimitrij Safoncik is obligated to repay the amount owed.

In 2011, there is a litigation between Opera a.s. (the former shareholder) and the Company with Air Carpatia s.r.o. (a former co-owner of the Company). Air Carpatia s.r.o. has sold 50% of the shares of Opera Jet a.s. to OPERA a.s. in 2009, and as a result OPERA a.s. became a 100% owner of the Company. Air Carpatia s.r.o. had then withdrew from the transfer agreement. OPERA a.s. and the Company have sued Air Carpatia s.r.o. for the withdrawal and proceeded to the court that the withdrawal from the agreement was not valid. The first court proceeding on this matter took place on March 20, 2012. The second court proceeding was to take place on June 7, 2012 and we were expecting the court decision in favor of OPERA a.s. and the Company, but it was postponed by Air Carpatia s.r.o. As such, we have not recorded any financial effect on the Company arising from this litigation.

There are no other pending disputes, litigations, and other legal actions against the Company in the first quarter of 2012 and 2011.

Lease obligations

The Company leases aviation simulators and one private jet from third parties, and three private jets from its parent company. Amounts due under capital lease are recorded as liabilities on our balance sheets. Assets acquired under capital leases are recorded as property and equipment on our balance sheets. Amortization of assets recorded under capital leases is included in depreciation and amortization expense on our statements of operations. Amount due under operating leases are expensed as incurred.

OPERA JET INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize, as of March 31, 2012, our minimum rental commitments under capital leases and non-cancelable operating leases with initial or remaining terms in excess of one year:

Capital leases:

Capital leases
Year	Amount

2012	$130,441
2013	224,010
2014	224,010
Total minimum lease payments	578,461
Less: amount of lease payments representing interest and VAT	(140,658)
Present value of future minimum capital lease payments	437,804
less: current portion	(128,955)
Long-term capital lease obligations	$308,849

Operating leases:

Operating leases
Year	Amount

2012	$462,496
2013	616,661
2014	616,661
2015	486,506
2016	16,007
Total minimum lease payments	$2,198,330

The Company leases their office and parking facilities on month to month basis. The Company can withdraw from the operating lease agreement on their office and parking facilities by giving three months termination notice. The total lease expense on the office and parking facilities for the three months ended March 31, 2012 and 2011 are $28,914 and $17,130, respectively.

Loan Payable

In 2011, the Company acquired three new vehicles under financing agreement. The following tables summarize, as of March 31, 2012, our minimum financing commitments under loan payable with initial or remaining terms in excess of one year:

OPERA JET INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan payable
Year	Amount

2012	$20,661
2013	27,549
2014	21,037
2015	7,143
Total minimum loan payments	76,390
Less: amount of lease payments representing interest	(8,681)
Present value of future minimum loan payments	67,709
less: current portion of loan payable	(21,952)
Long-term portion loan payable	$45,757

NOTE 13 – INCOME TAXES

Slovak Republic generally assesses a flat rate of 19% on corporation income tax.

The components of income tax expense (benefit) are set forth below:

	3/31/2012	3/31/2011

Current	$320	$-
Deferred	30,428	(3,825)

Income tax provision (benefit)	$30,748	$(3,825)

The components of the provision for deferred taxes consist of the follow:

	3/31/2012	12/31/2011
Deferred tax assets:
Allowance for bad debts	$30,946	$31,700
Other current liabilities	-	344
Other account receivable	-	9,743
Net operating loss carry forward	-	5,458

Total deferred tax assets	30,946	47,245

Deferred tax liabilities:
Fixed assets	2,258	16,682

Total deferred tax liabilities	2,258	16,682

Net deferred tax assets	$28,688	$30,563

OPERA JET INTERNATIONAL LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Slovak Republic income tax returns for fiscal year 2005 through fiscal year 2011 remain open for examination.

There is no need for the Company to accrue interest or penalty associated with the uncertain tax positions, and, accordingly, no such accruals have been made in the Company’s account.

The Slovak Republic tax law provides a seven years statute of limitation and the Company’s income tax returns are subject to examination by tax authorities during that period. All penalties and interest are expensed as incurred. For the years ended March 31, 2012 and 2011, there were no penalties and interest.

As of March 31, 2011 the Company had Slovakia net operating loss carry forwards of approximately €427 thousand Euro. As of March 31, 2012, all the net operating loss carry forwards were fully utilized to offset the incomes.

NOTE 14 – GUARANTOR COMMITMENT

During September 2011, the Company had signed a guarantor commitment with Deutsche Leasing Company. The Company will guarantee the leasing jet leased by the former parent company, Opera a.s. The jet was originally guaranteed by the former parent company with a cash deposit of $550,000. Opera Jet a.s. has guaranteed to pay the leasing fees if the former parent company is in default of leasing payments up to $550,000. In, October 2011, Slovak Ex-Im bank has guaranteed to the Deutsche Leasing Company if Opera a.s. and Opera Jet a.s. both default in leasing payments and they will pay for the leasing amount owed to Deutsche leasing company. The Company paid $110,000 as collateral to Slovak Ex-Im bank on the leasing guarantee and is disclosed as restricted cash on the balance sheet.

NOTE 15 – SUBSEQUENT EVENTS

In the second quarter of 2012, the Company sold additional 10,334 shares to three different investors for $15 per share. All proceeds from selling of shares were received in the second quarter of 2012.

In the second quarter of 2012, a new aircraft owner signed a managed jet contract with the Company and allowed the Company to manage his two aircrafts and exchange for 15,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated in the State of Delaware on September 13, 2006. The Company acquired Opera Jet Slovakia in February 2012. As prior to that acquisition, the Company had no operations or specific business plan, the information presented below is with respect to Opera Jet Slovakia.

Operations

On February 6, 2012, Opera Jet Delaware effected an acquisition of all the outstanding stock of Opera Jet a.s., an aircraft charter operator corporation formed under the laws of the Slovak Republic (“Opera Jet Slovakia”) in a stock-for-stock transaction. Opera Jet Slovakia was formed in the Slovak Republic in 2006 (originally organized as Air Carpatia Services s.r.o.) and has ongoing business operations. The Company filed a Form 8-K detailing the acquisition and the information contained therein not otherwise discussed herein is incorporated by reference.

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

Revenues of the Company are generated primarily from the chartering of its leased and managed aircrafts. The revenue potential of flights for leased aircraft depends on each flight and the agreed price for such flight. The Company negotiates the prices charged for each chartered trip. The Company also manages aircraft (one of which is the Falcon 2000 which until mid-January 2012 the Company leased from Opera Aircraft Sales but now manages for the new lessee) and receives a fixed monthly management fee from the owners.

The managed jets are primarily used for owner flights but, with the owner's permission, the Company will from time to time arrange charter flights on these aircraft. The Company earns between 5 to 10% of the revenues derived from selling such charter flights. All direct and indirect costs are reimbursed by the owners.

From time to time, the Company will act as an agent to sell brokered flights to customers when it cannot provide the needed travel service to a client.

Typically the flight is provided by a third party air charter operator and the Company receives a commission for brokering such flights.

Plan of Operations

The management plans to further expand the fleet with managed or leased jets. The development of negotiations so far indicates that the fleet should increase by several aircrafts by the end of the year 2012. There has been one jet aircraft added to the fleet in the second quarter 2012.

In March, 2012, the Company was issued its certificate for flight training and anticipates that it will commence operating a small propeller aircraft flight school. The school will use the Company's flight simulator and will rent aircraft from third parties as needed.

Results of Operations - The three months ended March 31, 2012 compared to the three months Ended March 31, 2011

Revenues

The Company had revenues totaling $4,101,331 and $3,548,232 for the three months ended March 31, 2012 and 2011, respectively. The increase in the revenues was caused by the expansion of the business and also that the aircraft Falcon 2000 changed in the first quarter of of 2012 from a leased jet to a managed jet. The Company is having all costs connected with the managed jets operation reimbursed by the aircrafts' owners in the first quarter of 2012. Compared to leased jets, all costs connected with managed jets are part of the Company's revenues because of the re-invoicing to owner of all expenses. The Company anticipates that since the owner of Falcon 2000 aircraft has a high utilization rate on its aircraft, revenues will increase for that jet as compared to its operations as a leased jet in the first quarter of 2011.

Total Operating expenses

The operating expenses were $560,120 and $505,716 for the three months ended March 31, 2012 and 2011, respectively. The rise in operating expenses was caused by personnel expansion in most all departments and to the growth of the accounting and auditing services required because of the going public process.

Net income

Net income totaled $145,955 and $27,284 for the three months ended March 31, 2012 and 2011, respectively. Part of this increase was caused by the growing number of brokered flights which generate additional profits for the Company. Also the Falcon 2000 changed from a leased jet to a managed jet in the first quarter of 2012. In addition, both the incoming management fee and the decrease of lease costs of Falcon 2000 jet have positively influenced the net income. Changes of the internal processes and the economies in scale of operations have also aided in the increase in the net income.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $215,393 as of March 31, 2012, compared to $135,930 as of December 31, 2011, an increase of $79,463 or 58.5%. The restricted cash was $110,000 as of March 31, 2012 and December 31, 2011.

Cash flows provided by operating activities were $81,493 as opposed to provided by of $691,050 for the three months ending March 31, 2012 and 2011, respectively. The decrease of $609,557 in cash flows provided by operations was primarily the result of increases to trade accounts receivable and decreases to deferred revenue.

Cash flows used in investing activities were $34,168 and $70,986 for the three months ending March 31, 2012 and 2011, respectively. The reduction in investing activities was primarily attributed to fewer purchases of equipment in the three months ending March 31, 2012.

Cash flows provided by (used in) financing activities $28,867 and ($681,126) for the three months ending March 31, 2012 and 2011, respectively. The decrease in cash flows in financing activities is primarily attributed to the substantial repayment of related party loans to Opera Holdings for the three months ended March 31, 2011.

The Company’s operations were financed primarily by the revenues from operation.

Off-Balance Sheet Arrangements.

The Company is acting as a guarantor for Opera Holdings in connection to the lease of one operated jet aircraft in the amount of $550,000. As of and for the three-months ended March 31, 2012, the Company had no other off-balance sheet arrangements.

Equipment Financing, Leasing Arrangements

Opera Jet Slovakia leases three of jets (Cessna Citation Jets 1, 2 and 3) from Opera Holdings and one jet (a Cessna Citation Jet 3) from LBG Style s.r.o.

During 2011, Opera Jet Slovakia leased a Falcon 2000 from Opera Aircraft Sales s.r.o. This lease expired in early 2012 and the aircraft is being leased by a new lessee from Italy but continues to be managed by the Company. Opera Holdings is a company controlled by the Company's president.

The lease terms for each of the aircraft lease from Opera Holdings are varied.

The Citation Jet 1 has a monthly lease of 800 Eur in 2009 and 1,600 Eur in 2010. The lease term runs from March 17, 2009 to March 16, 2016.The Citation Jet 2 has a monthly lease of 1,000 Eur in 2009 and 2,000 Eur in 2010. The lease term runs from March 17, 2009 to March 16, 2016. The Citation Jet 3 has a monthly lease of 1,200 Eur in 2009 and 2,400 Eur in 2010. The lease term runs from March 17, 2009 to March 16, 2016.

Opera Holdings has indicated that it does not intend to increase the lease amounts of the aircrafts to the Company. The goal of Opera Holdings is to eventually sell the aircrafts on the market because the core business of Opera Holdings is not providing aircraft lease. Opera Holdings intends to continue to lease these jets to the Company as it develops its charter aircraft business and until the Company has sufficient funds to enter into other aircraft leases.

The jet leased from LBG Style s.r.o is a variable interest rate lease and the Company was able to negotiate for a lower lease payment amount because of the significant decrease in interest rates in 2009 and 2010. Overpayment from 2009 and 2010 was used as an offset against the principal payments due in 2011.

The Falcon 2000 was leased from Opera Aircraft Sales s.r.o. with lease payments of approximately $120,000 per quarter. The leases for leased aircraft are classified as operating leases and the aggregate lease expense of the leased jets for the years ended December 31, 2011 and December 31, 2010 was $1,174,839 and $914,897, respectively.

The Company leases two flight simulators. The smaller simulator is under a lease purchase financed by VB Leasing Company commenced in 2008 with a total price of 194,662 Eur with a 15% down payment. Installments are due each month with the last installment planned for December 2012.

The larger simulator is financed by UniCredit Leasing with the total price of 840,000 Eur with a 30% down payment. Installments are due quarterly which commenced in January, 2009. The final installment was initially scheduled for December 2012, but in September 2011 the Company restructured the financing and no principal payments are due in 2012. Consequently the final installment payment will be made in December 2014. The Company determined to restructure the financing as the Company was not utilizing the simulator for flight training and wanted to postpone payment until it commenced usage of the equipment.

The Company purchased three automobiles in 2011 financed though loans with monthly installments aggregating$199,254 for the year ended December 31, 2011, with the leases ending in 2014 for two of the automobiles and 2015 for the third.

Critical Accounting Policies

Those material accounting policies that the Company believes are the most critical to an investor’s understanding of its financial results and conditions are discussed in Note 2 of the unaudited financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company’s management, under the supervision and with the participation of the Chief Operating Officer, who is also the executive principal officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of March 31, 2012, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has identified material weaknesses in its internal control over financial reporting related to the following matters:

●	A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on defective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

●	A lack of sufficient personnel in the accounting function due to the Company’s limited resources with appropriate skills, training and experience to perform certain tasks as it relates to financial reporting.

The Company’s plan to remediate those material weaknesses remaining is as follows:

●	Improve the effectiveness of the accounting group by continuing to augment existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once it generates significantly more revenue, or raises significant additional working capital.

●	Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

Jumpstart Our Business Startups Act

In April, 2012, the Jumpstart Our Business Startups Act ("JOBS Act") was enacted into law. The JOBS Act provides, among other things:

Exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

The Company meets the definition of an emerging growth company will be affected by some of the changes provided in the JOBS Act and certain of the new exemptions. The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings.

The JOBS Act also exempts the Company's independent registered public accounting firm from complying with any rules adopted by the Public Company Accounting Oversight Board ("PCAOB") after the date of the JOBS Act's enactment, except as otherwise required by SEC rule.

The JOS Act also exempts an emerging growth company from any requirement adopted by the PCAOB for mandatory rotation of the Company's accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company's independent registered public accounting firm to file a report on the Company's internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company's internal control over financial reporting.

Section 102(a) of the JOBS Act goes on to exempt emerging growth companies from the requirements in 1934 Act § 14A(e) for companies with a class of securities registered under the 1934 Act to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the 1934 Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control procedures over financial reporting that were identified in connection with such evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party in amounts over $10,000.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has issued the following securities in the last three (3) years. Such securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale.

On December 3, 2010, the Company redeemed an aggregate of 500,000 of the then 1,000,000 shares outstanding. Each of Tiber Creek Corporation and IRAA Fin Serv continues to hold 250,000 shares of common stock.

On December 3, 2010, the Company issued 21,000,000 shares of common stock for an aggregate purchase price of $2,050, as set forth below:

Forsyma Holdings Limited	20,000,000
Otto Clark	500,000
Vladimir Ulman	500,000

The shares owned by Valdimir Ulman were transferred to Forsyma Holdings Limited on January 27,2012.

On February 6, 2012, the Company issued 500,000 shares to Forsyma Holdings Limited in exchange for all 100 shares of Opera Jet a.s.

From April 24, 2012 to June 8, 2012 the Company sold an aggregate of 25,334 shares of common stock to four investors for an aggregate of $155,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the quarter covered by this report.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

(a) Exhibits

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPERA JET INTERNATIONAL, INC.

By: /s/ Martin Hudec
Dated: July 12, 2012	President and Principal executive officer

By: /s/ Martin Hudec
Dated: July 12, 2012	Principal financial officer